Form 10-Q
period 1996-06-30
CNL INCOME FUND IX LTD
filed 1996-08-09
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -----------------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number
                                      0-20017
                              ----------------------


                           CNL Income Fund IX, Ltd.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                            59-3004138
       ----------------------------       -------------------------------
       (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organiza-           Identification No.)
       tion)


       400 E. South Street, #500
       Orlando, Florida                               32801
       ----------------------------       -------------------------------
       (Address of principal                       (Zip Code)
       executive offices)


       Registrant's telephone number
       (including area code)                      (407) 422-1574
                                          -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                          -------       -------




                                     CONTENTS
                                     --------

Part I                                                                  Page
                                                                        ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                   1

             Condensed Statements of Income                             2

             Condensed Statements of Partners' Capital                  3

             Condensed Statements of Cash Flows                         4

             Notes to Condensed Financial Statements                    5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                      6-8


Part II

  Other Information
                                                                        9



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                   June 30,      December 31,
                  ASSETS                            1996             1995
                  ------                         -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,120,546 and
  $994,804                                       $14,923,290      $15,049,032
Net investment in direct financing
  leases                                           8,014,460        8,054,681
Investment in joint ventures                       5,772,509        5,851,988
Cash and cash equivalents                          1,184,911        1,117,382
Receivables, less allowance for
  doubtful accounts of $23,595 and
  $14,762                                             29,509          163,079
Prepaid expenses                                       9,759              932
Organization costs, less
  accumulated amortization of
  $10,000 and $9,444                                      -               556
Accrued rental income                              1,416,929        1,279,605
                                                 -----------      -----------

                                                 $31,351,367      $31,517,255
                                                 ===========      ===========


    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------
Accounts payable                                  $    1,707      $       838
Accrued and escrowed real estate
  taxes payable                                       72,556           53,656
Distributions payable                                787,501          822,500
Due to related parties                                 3,576            6,044
Rents paid in advance and deposits                    55,343           49,916
                                                 -----------      -----------
    Total liabilities                                920,683          932,954

Partners' capital                                 30,430,684       30,584,301
                                                 -----------      -----------

                                                 $31,351,367      $31,517,255
                                                 ===========      ===========

            See accompanying notes to condensed financial statements.







                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                   Quarter Ended          Six Months Ended
                                      June 30,                June 30,
                                  1996       1995         1996        1995
                               ---------   --------    ----------  ----------

Revenues:
  Rental income from
    operating leases           $ 455,069  $ 472,666    $  925,149  $  941,866
  Earned income from direct
    financing leases             229,607    231,837       459,799     464,191
  Contingent rental income        14,227      9,133        20,498      17,557
  Interest and other income       21,208     15,943        32,520      28,895
                               ---------  ---------    ----------  ----------
                                 720,111    729,579     1,437,966   1,452,509
                               ---------  ---------    ----------  ----------

Expenses:
  General operating and
    administrative                38,868     30,407        79,257      56,182
  Professional services            4,114      5,995        13,167      10,859
  Real estate taxes                4,952     11,722         9,905      11,722
  State and other taxes              265        335         9,601      11,123
  Depreciation and amorti-
    zation                        62,927     63,370       126,298     126,741
                               ---------  ---------    ----------  ----------
                                 111,126    111,829       238,228     216,627
                               ---------  ---------    ----------  ----------

Income Before Equity in
  Earnings of Joint Ventures     608,985    617,750     1,199,738   1,235,882

Equity in Earnings of Joint
  Ventures                       116,327    116,001       221,647     221,796
                               ---------  ---------    ----------  ----------

Net Income                     $ 725,312  $ 733,751    $1,421,385  $1,457,678
                               =========  =========    ==========  ==========

Allocation of Net Income:
  General partners             $   7,253  $   7,338    $   14,214  $   14,577
  Limited partners               718,059    726,413     1,407,171   1,443,101
                               ---------  ---------    ----------  ----------

                               $ 725,312  $ 733,751    $1,421,385  $1,457,678
                               =========  =========    ==========  ==========


Net Income Per Limited
  Partner Unit                 $    0.21  $    0.21    $     0.40  $     0.41
                               =========  =========    ==========  ==========


Weighted Average Number
  of Limited Partner
  Units Outstanding            3,500,000  3,500,000     3,500,000   3,500,000
                               =========  =========    ==========  ==========

            See accompanying notes to condensed financial statements.





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Six Months Ended       Year Ended
                                                June 30,         December 31,
                                                 1996                1995
                                           ----------------      ------------

General partners:
  Beginning balance                          $   133,789        $    103,909
  Net income                                      14,214              29,880
                                             -----------        ------------
                                                 148,003             133,789
                                             -----------        ------------

Limited partners:
  Beginning balance                           30,450,512          30,677,425
  Net income                                   1,407,171           2,958,091
  Distributions ($0.45 and $0.91
    per limited partner unit,
    respectively)                             (1,575,002)         (3,185,004)
                                             -----------        ------------
                                              30,282,681          30,450,512
                                             -----------        ------------

Total partners' capital                      $30,430,684        $ 30,584,301
                                             ===========        ============

            See accompanying notes to condensed financial statements.





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                            June 30,
                                                      1996          1995
                                                  -----------    -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 1,677,530    $ 1,688,457
                                                  -----------    -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                 (1,610,001)    (1,575,000)
                                                  -----------    -----------
            Net cash used in financing
              activities                           (1,610,001)    (1,575,000)
                                                  -----------    -----------
Net Increase in Cash and Cash
  Equivalents                                          67,529        113,457

Cash and Cash Equivalents at
  Beginning of Period                               1,117,382      1,169,110
                                                  -----------    -----------

Cash and Cash Equivalents at End
  of Period                                       $ 1,184,911    $ 1,282,567
                                                  ===========    ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Net investment in direct
      financing lease reclassified
      as building under operating
      lease                                       $        -     $   552,301
                                                  ===========    ===========

    Distributions declared and
      unpaid at end of period                     $   787,501    $   787,500
                                                  ===========    ===========

            See accompanying notes to condensed financial statements.





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1995.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 40 Properties, including interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,677,530 and $1,688,457 for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $1,184,911 invested in such short-term investments as compared to $1,117,382 at December 31, 1995. The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $920,683 at June 30, 1996, from $932,954 at December 31, 1995. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,575,002 and $1,575,000 for the six months ended June 30, 1996 and 1995, respectively ($787,501 and $787,500 for the quarters ended June 30, 1996 and 1995, respectively). This represents distributions for each applicable six months of $0.45 per unit ($0.23 per unit for each applicable quarter). No distributions were made to the general
partners for the quarters and six months ended June 30, 1996 and 1995.   No
amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partner-ship's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appro-priate in connection with the operations of the Partnership.

Results of Operations
- ---------------------

      During the six months ended June 30, 1996 and 1995, the Partnership owned and leased 27 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $1,384,948 and $1,406,057, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $684,676 and $704,503 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in rental and earned income was primarily attributable to the Partnership's establishing an allowance for doubtful accounts of $14,000 relating to the Property in Copley Township, Ohio, during the quarter ended June 30, 1996. The operator remains responsible for payment of this amount; however, due to the current financial difficulties the operator is experiencing, the general partners believe collection of this amount of doubtful. The Partnership will continue to pursue the collection of such amount and will recognize such amount as income if collected.

      During the six months ended June 30, 1996 and 1995, the Partnership also earned $20,498 and $17,557, respectively, in contingent rental income, $14,227 and $9,133 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in contingent rental income is primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

      For the six months ended June 30, 1996 and 1995, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements.
In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $221,647 and $221,796, respectively, attributable to net income earned by these joint ventures, $116,327 and $116,001 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

      Operating expenses, including depreciation and amortization expense, were $238,228 and $216,627 for the six months ended June 30, 1996 and 1995, respectively, of which $111,126 and $111,829 was incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement, and (iii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the former tenant of the Property in Copley Township, Ohio, defaulting under the terms of its lease during 1994, the Partnership continued to incur real estate taxes relating to this Property. Currently, the Partnership is negotiating a lease with the franchisee operating the restaurant located on the Property on a month-to-month basis. However, until a new lease is executed for this Property, the Partnership expects to continue to incur real estate taxes relating to this Property.



                           PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 2nd day of August, 1996.

                              CNL INCOME FUND IX, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                         -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)