Form 10-Q
period 1996-09-30
CNL INCOME FUND IX LTD
filed 1996-11-04
CIK 863779

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

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
     ------------------------------------------------------
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


Part II

  Other Information
                                                                        9







                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
             ASSETS                                1996              1995
             ------                            -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,183,416 and
  $994,804                                      $14,860,420      $15,049,032
Net investment in direct financing
  leases                                          7,993,456        8,054,681
Investment in joint ventures                      5,737,212        5,851,988
Cash and cash equivalents                         1,289,787        1,117,382
Receivables, less allowance for
  doubtful accounts of $25,739 and
  $14,762                                             8,156          163,079
Prepaid expenses                                      7,678              932
Organization costs, less
  accumulated amortization of
  $10,000 and $9,444                                     -               556
Accrued rental income                             1,471,978        1,279,605
                                                -----------      -----------
                                                $31,368,687      $31,517,255
                                                ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                $     3,782      $       838
Accrued and escrowed real estate
  taxes payable                                      72,851           53,656
Distributions payable                               787,501          822,500
Due to related parties                                5,614            6,044
Rents paid in advance and deposits                  119,526           49,916
                                                -----------      -----------
    Total liabilities                               989,274          932,954

Partners' capital                                30,379,413       30,584,301
                                                -----------      -----------

                                                $31,368,687      $31,517,255
                                                ===========      ===========



           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  467,434  $  469,838  $1,392,583  $1,411,704
  Earned income from
    direct financing leases       229,006     231,319     688,805     695,510
  Contingent rental income         19,321      13,763      39,819      31,320
  Interest and other income        13,871      13,645      46,391      42,540
                               ----------  ----------  ----------  ----------
                                  729,632     728,565   2,167,598   2,181,074
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 41,723      32,509     120,980      88,691
  Professional services             5,029       5,210      18,196      16,069
  Real estate taxes                    -       (4,895)      9,905       6,827
  State and other taxes                -           -        9,601      11,123
  Depreciation and amorti-
    zation                         62,870      63,372     189,168     190,113
                               ----------  ----------  ----------  ----------
                                  109,622      96,196     347,850     312,823
                               ----------  ----------  ----------  ----------

Income Before Equity in
  Earnings of Joint
  Ventures                        620,010     632,369   1,819,748   1,868,251

Equity in Earnings of
  Joint Ventures                  116,220     115,815     337,867     337,611
                               ----------  ----------  ----------  ----------

Net Income                     $  736,230  $  748,184  $2,157,615  $2,205,862
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    7,362  $    7,482  $   21,576  $   22,059
  Limited partners                728,868     740,702   2,136,039   2,183,803
                               ----------  ----------  ----------  ----------

                               $  736,230  $  748,184  $2,157,615  $2,205,862
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.21  $     0.21  $     0.61  $     0.62
                               ==========  ==========  ==========  ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding             3,500,000   3,500,000   3,500,000   3,500,000
                               ==========  ==========  ==========  ==========



           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Nine Months Ended       Year Ended
                                            September 30,        December 31,
                                                1996                 1995
                                          -----------------      ------------

General partners:
  Beginning balance                         $   133,789          $   103,909
  Net income                                     21,576               29,880
                                            -----------          -----------
                                                155,365              133,789
                                            -----------          -----------

Limited partners:
  Beginning balance                          30,450,512           30,677,425
  Net income                                  2,136,039            2,958,091
  Distributions ($0.68 and $0.91
    per limited partner unit,
    respectively)                            (2,362,503)          (3,185,004)
                                            -----------          -----------
                                             30,224,048           30,450,512
                                            -----------          -----------

Total partners' capital                     $30,379,413          $30,584,301
                                            ===========          ===========



           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                         September 30,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                       $ 2,569,907      $ 2,396,906
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                (2,397,502)      (2,362,500)
                                                 -----------      -----------
            Net cash used in
              financing activities                (2,397,502)      (2,362,500)
                                                 -----------      -----------

Net Increase in Cash and Cash
  Equivalents                                        172,405           34,406

Cash and Cash Equivalents at
  Beginning of Period                              1,117,382        1,169,110
                                                 -----------      -----------

Cash and Cash Equivalents at
  End of Period                                  $ 1,289,787      $ 1,203,516
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







                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 40 Properties, including interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,569,907 and $2,396,906 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, is primarily a result of changes in the Partnership's working capital.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $1,289,787 invested in such short-term investments as compared to $1,117,382 at December 31, 1995. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $989,274 at September 30, 1996, from $932,954 at December 31, 1995, primarily as a result of an increase in rents paid in advance during the nine months ended September 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,362,503 and $2,362,500 for the nine months ended September 30, 1996 and 1995, respectively ($787,501 and $787,500 for the quarters ended September 30, 1996 and 1995, respectively). This represents distributions for each applicable nine months of $0.68 per unit ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
---------------------

      During the nine months ended September 30, 1996 and 1995, the Partnership owned and leased 27 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $2,081,388 and $2,107,214, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $696,440 and $701,157 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in rental and earned income was primarily attributable to the Partnership's establishing an allowance for doubtful accounts of $14,000 relating to the Property in Copley Township, Ohio, during the nine months ended September 30, 1996. The operator remains responsible for payment of this amount; however, due to the current financial difficulties the operator is experiencing, the general partners believe collection of this amount is doubtful. The Partnership will continue to pursue the collection of such amounts and will recognize such amounts as income if collected.

      During the nine months ended September 30, 1996 and 1995, the Partnership also earned $39,819 and $31,320, respectively, in contingent rental income, $19,321 and $13,763 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in contingent rental income is primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

      For the nine months ended September 30, 1996 and 1995, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $337,867 and $337,611, respectively, attributable to net income earned by these joint ventures, $116,220 and $115,815 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      Operating expenses, including depreciation and amortization expense, were $347,850 and $312,823 for the nine months ended September 30, 1996 and 1995, respectively, of which $109,622 and $96,196 was incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1996, as compared to the quarter and nine months ended September 30, 1995, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, as a result of an increase in professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement.

      As a result of the former tenant of the Property in Copley Township, Ohio, defaulting under the terms of its lease during 1994, the Partnership incurred real estate taxes relating to this Property during the nine months ended September 30, 1996 and 1995. Currently, the Partnership is negotiating a lease with the franchisee operating the restaurant located on the Property on a month-to-month basis and anticipates that the franchisee will pay a portion of the 1996 real estate taxes.






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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.






                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 28th day of October, 1996.

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