Form 10-K405
period 1996-12-31
CNL INCOME FUND IX LTD
filed 1997-03-27
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to


                        Commission file number  0-20017

                            CNL INCOME FUND IX, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Florida                                59-3004138
      (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS:            NAME OF EXCHANGE ON WHICH REGISTERED:
                 None                                  Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
REGISTRANT: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

ITEM 1.  BUSINESS

         CNL Income Fund IX, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on April 16, 1990. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on March 20, 1991, the Partnership offered for sale up to $35,000,000 in limited partnership interests (the "Units") (3,500,000 Units each at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The offering terminated on September 6, 1991, at which date the maximum offering proceeds of $35,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000, and were used to acquire 40 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. Generally, the Partnership leases the Properties on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

LEASES

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer, generally provide for initial terms ranging from of 14 to 20 years (the average being 18 years), and expire between 2005 and 2011. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $47,100 to $171,400. In addition, generally the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 1994, a temporary operator assumed operations of the restaurant business located at the Copley Township, Ohio Property and paid the Partnership rent on a month-to-month basis. During 1995, a new temporary operator assumed operations of the restaurant business for this Property and is paying the Partnership rent on a month-to-month basis. The Partnership is currently seeking a permanent replacement tenant for this Property.

         During 1996, the Partnership simultaneously exchanged a Burger King Property in Woodmere, Ohio, for a Burger King Property in Carrboro, North Carolina. The terms of the Woodmere Property lease facilitated such an exchange between the Partnership and the lessee. In conjunction therewith, the lease was amended to allow the Carrboro Property to continue under the terms of the Woodmere lease; therefore, all terms of the lease remained unchanged.

MAJOR TENANTS

         During 1996, four lessees (or group of affiliated lessees) of the Partnership, (i) Carrols Corporation, (ii) TPI Restaurants, Inc., (iii) Flagstar Enterprises, Inc. and (iv) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures). As of December 31, 1996, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to five restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants and Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Burger King, Hardee's and Shoney's, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from 13 Properties owned by joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

JOINT VENTURE ARRANGEMENTS

         The Partnership has entered into three separate joint venture arrangements, CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture, with affiliates of the General Partners to purchase and hold 13 Properties.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         CNL Restaurant Investments II's and CNL Restaurant Investments III's joint venture agreements do not provide a fixed term, but continue in existence until terminated by any of the joint venturers. Ashland Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture is distributed 45.2%, 50 percent and 27.33%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

CERTAIN MANAGEMENT SERVICES

         CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

COMPETITION

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

EMPLOYEES

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

ITEM 2.  PROPERTIES

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 40 Properties, located in 16 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

DESCRIPTION OF PROPERTIES

         LAND. The Partnership's Property sites range from approximately 21,400 to 169,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         BUILDINGS. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately

2,100 to 10,600 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         LEASES WITH MAJOR TENANTS. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Carrols Corporation leases four Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $105,200 (ranging from approximately $99,500 to $116,800).

         TPI Restaurants, Inc. leases four Shoney's restaurants and one Captain D's restaurant. The initial term of each lease is 15 years (expiring in 2006) and the average minimum base annual rent is approximately $102,800 (ranging from approximately $58,600 to $148,300).

         Flagstar Enterprises, Inc. leases six Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $68,300 (ranging from approximately $47,100 to $85,800).

         Burger King Corporation leases 13 Burger King restaurants with an initial term of 14 years (expiring between 2005 and 2006) and the average minimum base annual rent is approximately $103,700 (ranging from approximately $73,800 to $134,100).

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of February 28, 1997, there were 3,403 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 18.21%).

                                     1996 (1)                    1995 (1)
                              -----------------------   -----------------------
                               High    Low    Average    High     Low   Average
                               ----    ---    -------    ----     ---   -------
         First Quarter        $10.00  $9.50     $9.67   $ 9.50  $ 9.50   $ 9.50
         Second Quarter         9.50   9.50      9.50     9.50    7.75     9.15
         Third Quarter          9.50   6.67      8.82    10.00    7.65     9.16
         Fourth Quarter         9.50   9.09      9.36     9.50    8.85     9.42

(1) A total of 29,614 and 26,164 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1996 and 1995, the Partnership declared cash distributions in the aggregate amount of $3,185,004 to the Limited Partners. During each of the quarters ended December 31, 1996 and 1995, the Partnership declared a special distribution to the Limited Partners of $35,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                           1996              1995
         -------------                         --------          --------
         March 31                              $787,501          $787,501
         June 30                                787,501           787,501
         September 30                           787,501           787,501
         December 31                            787,501           822,501

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

ITEM 6.  SELECTED FINANCIAL DATA


                                  1996           1995             1994            1993            1992
                             -------------- --------------   -------------   -------------   -------------
Year ended December 31:
   Revenues (1)                 $ 3,404,066    $ 3,428,147     $ 3,362,394     $ 3,504,029     $ 3,419,353
   Net income                     2,960,299      2,987,971       3,003,583       3,116,862       3,040,398
   Cash distributions
      declared (2)3,185,004       3,185,004      3,150,002       3,150,000       2,887,503
   Net income per Unit (3)             0.84           0.85            0.85            0.88            0.86
   Cash distributions
      declared per Unit (2)(3)         0.91           0.91            0.90            0.90            0.83

At December 31:
   Total assets                 $31,343,847    $31,517,255     $31,735,391     $31,854,573     $31,198,033
Partners' capital                30,359,596     30,584,301      30,781,334      30,927,753      30,960,891

(1)      Revenues include equity in earnings of joint ventures.

(2) Distributions for the years ended December 31, 1996 and 1995, include a special distribution to the Limited Partners of $35,000, which represented cumulative excess operating reserves.

(3) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,356,240, $3,098,276 and $3,214,214 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations during 1996, as compared to 1995, and the decrease in cash from operations during 1995, as compared to 1994, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital, during each of the respective years.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties is investedin money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $1,288,618 invested in such short-term investments as compared to $1,117,382 at December 31, 1995. The funds remaining at December 31, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $97,032, $88,563 and $85,499, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $1,405 and $6,044, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $982,846 at December 31, 1996, from $926,910 at December 31, 1995, primarily as the result of an increase in rents paid in advance for the year ended December 31, 1996. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,185,004 for each of the years ended December 31, 1996 and 1995, and $3,150,002 for the year ended December 31, 1994. This represents a distribution of $0.91 per Unit for each of the years ended December 31, 1996 and 1995, and $0.90 per Unit for the year ended December 31, 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purpose, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

RESULTS OF OPERATIONS

         During the years ended December 31, 1996, 1995 and 1994, the Partnership owned and leased 27 wholly-owned Properties. In addition, during 1996, 1995 and 1994, the Partnership was a co-venturer in two separate joint ventures that each owned and leased six properties and one joint venture that owned and leased one Property. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 40 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $47,100 to $171,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $2,771,319, $2,807,108 and $2,756,378, respectively, in rental income from operating leases and earned income from direct financing leases from the Partnership's wholly owned Properties. The changes in rental and earned income during 1996 and 1995, each as compared to the previous year, are primarily the result of the fact that during 1994, the Partnership's former tenant of the Property in Copley Township, Ohio, ceased operating the restaurant located on the Property, and subsequently, various temporary operators assumed the restaurant operations and paid the Partnership rent on a month-to-month basis. As a result of these transactions, during 1994, the Partnership wrote off certain uncollectible rental amounts due from the former tenant and subsequently recorded monthly rental amounts as collected from the temporary operators. The Partnership is currently seeking a permanent replacement tenant for this Property. As a result of the lease termination with the original tenant, the building portion of this lease was reclassified from a direct financing lease to an operating lease during 1995.

         In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $120,999, $110,036 and $108,318, respectively, in contingent rental income. The increase in contingent rental income during 1996 and 1995, each as compared the previous year, is primarily a result of increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $460,400, $453,794 and $456,154, respectively, in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer.

         During the years ended December 31, 1996, 1995 and 1994, four of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation,
(ii) TPI Restaurants, Inc., (iii) Flagstar Enterprises, Inc. and (iv) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures). As of December 31, 1996, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to five restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants and Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Burger King, Hardee's and Shoney's, each accounted for more than ten percent of the Partnership's total rental income in 1996, 1995 and 1994 (including the Partnership's share of the rental income from thirteen Properties owned by joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $443,767, $440,176 and $358,811 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during 1996 and 1995, each as compared to the previous year, is primarily a result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." The increase in operating expenses during 1995, as compared to 1994, is also partially the result of an increase in depreciation and amortization expense as a result of the reclassification, during 1995, of the building portion of the lease relating to the Property in Copley Township, Ohio, from a direct financing lease to an operating lease.

         As a result of the former tenant of the Property in Copley Township, Ohio, defaulting under the terms of its lease during 1994, the Partnership incurred real estate taxes relating to this Property during the years ended December 31, 1996 and 1995. Currently, the Partnership is seeking a permanent replacement tenant for this Property.

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

         The Partnership's leases as of December 31, 1996, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS
                                    --------


                                                                   Page
                                                                   ----
Report of Independent Accountants                                    11

Financial Statements:

  Balance Sheets                                                     12

  Statements of Income                                               13

  Statements of Partners' Capital                                    14

  Statements of Cash Flows                                           15

  Notes to Financial Statements                                      17

                       Report of Independent Accountants
                       ---------------------------------


To the Partners
CNL Income Fund IX, Ltd.


We have audited the financial statements and the financial statement schedule of CNL Income Fund IX, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund IX, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Orlando, Florida
February 8, 1997

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------
                                                    December 31,
            ASSETS                        1996                     1995
            ------                     -----------              -----------
Land and buildings on operating
  leases, less accumulated
  depreciation                         $14,797,549              $15,049,032
Net investment in direct
  financing leases                       7,964,985                8,054,681
Investment in joint ventures             5,708,555                5,851,988
Cash and cash equivalents                1,288,618                1,117,382
Receivables                                 75,256                  163,079
Prepaid expenses                             3,845                      932
Organization costs, less
  accumulated amortization of
  $10,000 and $9,444                            -                       556
Accrued rental income                    1,505,039                1,279,605
                                       -----------              -----------
                                       $31,343,847              $31,517,255
                                       ===========              ===========


  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------
Accounts payable                       $     4,987              $       838
Accrued and escrowed real estate
  taxes payable                             61,618                   53,656
Distributions payable                      822,500                  822,500
Due to related parties                       1,405                    6,044
Rents paid in advance and deposits          93,741                   49,916
                                       -----------              -----------
    Total liabilities                      984,251                  932,954

Partners' capital                       30,359,596               30,584,301
                                       -----------              -----------
                                       $31,343,847              $31,517,255
                                       ===========              ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------

                                        Year Ended December 31,
                                 1996            1995            1994
                              ----------      ----------      ----------

Revenues:
  Rental income from
    operating leases          $1,854,245      $1,880,854      $1,729,943
  Earned income from direct
    financing leases             917,074         926,254       1,026,435
  Contingent rental income       120,999         110,036         108,318
  Interest and other income       51,348          57,209          41,544
                              ----------      ----------      ----------
                               2,943,666       2,974,353       2,906,240
                              ----------      ----------      ----------

Expenses:
  General operating and
    administrative               152,437         130,167          97,473
  Professional services           26,610          20,566          20,075
  Real estate taxes                9,906          24,837              -
  State and other taxes            2,775          11,123           8,267
  Depreciation and
    amortization                 252,039         253,483         232,996
                              ----------      ----------      ----------
                                 443,767         440,176         358,811
                              ----------      ----------      ----------

Income Before Equity in
  Earnings of Joint
  Ventures                     2,499,899       2,534,177       2,547,429

Equity in Earnings of
  Joint Ventures                 460,400         453,794         456,154
                              ----------      ----------      ----------

Net Income                    $2,960,299      $2,987,971      $3,003,583
                              ==========      ==========      ==========

Allocation of Net Income:
  General partners            $   29,603      $   29,880      $   30,036
  Limited partners             2,930,696       2,958,091       2,973,547
                              ----------      ----------      ----------

                              $2,960,299      $2,987,971      $3,003,583
                              ==========      ==========      ==========

Net Income Per Limited
  Partner Unit                $     0.84      $     0.85      $     0.85
                              ==========      ==========      ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                  3,500,000       3,500,000       3,500,000
                              ==========      ==========      ==========


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


                                 General Partners                                   Limited Partners
                              -----------------------     ----------------------------------------------------------------------
                                              Accumu-                                     Accumu-
                              Contri-         lated         Contri-       Distri-         lated       Syndication
                              butions        Earnings       butions       butions        Earnings        Costs          Total
                              -------        --------     -----------  ------------    -----------    -----------    -----------
Balance, December 31, 1993     $1,000        $ 72,873     $35,000,000  $ (7,170,573)   $ 7,214,453    $(4,190,000)   $30,927,753

  Distributions to limited
    partners ($0.90 per
    limited partner unit)          -               -               -     (3,150,002)            -              -      (3,150,002)
  Net income                       -           30,036              -             -       2,973,547             -       3,003,583
                               ------        --------     -----------  ------------    -----------    -----------    -----------

Balance, December 31, 1994      1,000         102,909      35,000,000   (10,320,575)    10,188,000     (4,190,000)    30,781,334

  Distributions to limited
    partners ($0.91 per
    limited partner unit)          -               -               -     (3,185,004)            -              -      (3,185,004)
  Net income                       -           29,880              -             -       2,958,091             -       2,987,971
                               ------        --------     -----------  ------------    -----------    -----------    -----------

Balance, December 31, 1995      1,000         132,789      35,000,000   (13,505,579)    13,146,091     (4,190,000)    30,584,301

  Distributions to limited
    partners ($0.91 per
    limited partner unit)          -               -               -     (3,185,004)            -              -      (3,185,004)
  Net income                       -           29,603              -             -       2,930,696             -       2,960,299
                               ------        --------     -----------  ------------    -----------    -----------    -----------

Balance, December 31, 1996     $1,000        $162,392     $35,000,000  $(16,690,583)   $16,076,787    $(4,190,000)   $30,359,596
                               ======        ========     ===========  ============    ===========    ===========    ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                            Year Ended December 31,
                                      1996            1995           1994
                                  -----------     -----------     -----------

Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                 $ 2,900,048     $ 2,608,733     $ 2,707,589
        Distributions from
          joint ventures              603,833         602,845         609,391
        Cash paid for expenses       (186,126)       (157,127)       (129,724)
        Interest received              38,485          43,825          26,958
                                  -----------     -----------     -----------
            Net cash provided
              by operating
              activities            3,356,240       3,098,276       3,214,214
                                  -----------     -----------     -----------

    Cash Flows From Financing
      Activities:
        Distributions to
          limited partners         (3,185,004)     (3,150,004)     (3,150,002)
                                  -----------     -----------     -----------
            Net cash used in
              financing
              activities           (3,185,004)     (3,150,004)     (3,150,002)
                                  -----------     -----------     -----------

Net Increase (Decrease) in
  Cash and Cash Equivalents           171,236         (51,728)         64,212

Cash and Cash Equivalents at
  Beginning of Year                 1,117,382       1,169,110       1,104,898
                                  -----------     -----------     -----------
Cash and Cash Equivalents at
  End of Year                     $ 1,288,618     $ 1,117,382     $ 1,169,110
                                  ===========     ===========     ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                 Year Ended December 31,
                                          1996           1995           1994
                                      -----------    -----------    -----------

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                        $ 2,960,299    $ 2,987,971    $ 3,003,583
                                      -----------    -----------    -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                      251,483        251,483        230,996
        Amortization                          556          2,000          2,000
        Equity in earnings of
          joint ventures, net of
          distributions                   143,433        149,051        153,237
        Decrease (increase) in
          receivables                      87,823        (21,714)       (54,776)
        Decrease (increase) in
          prepaid expenses                 (2,913)          (932)         6,792
        Decrease in net investment
          in direct financing
          leases                           89,696         73,784         69,083
        Increase in accrued rental
          income                         (225,434)      (287,264)      (223,938)
        Increase (decrease) in
          accounts payable and
          accrued expenses                 12,111         32,889         (8,462)
        Increase (decrease) in
          due to related parties           (4,639)         6,044             -
        Increase (decrease) in
          rents paid in advance
          and deposits                     43,825        (95,036)        35,699
                                      -----------    -----------    -----------
            Total adjustments             395,941        110,305        210,631
                                      -----------    -----------    -----------

Net Cash Provided by Operating
  Activities                          $ 3,356,240    $ 3,098,276    $ 3,214,214
                                      ===========    ===========    ===========

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Land and building under
      operating lease simultane-
      ously exchanged for land
      and building under
      operating lease                 $   406,768    $        -     $        -
                                      ===========    ===========    ==========

    Distributions declared and
      unpaid at December 31           $   822,500    $   822,500    $   787,500
                                      ===========    ===========    ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partner-ship records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

                  DIRECT FINANCING METHOD - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's investment in the leases.

                  OPERATING METHOD - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

         Investment in Joint Ventures - The Partnership is a partner in three joint ventures and accounts for its investment using the equity method since the Partnership shares control with affiliates which have the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs were amortized over five years using the straight-line method.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Thirteen of the leases have been classified as operating leases and 14 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


2.       Leases - Continued:

         are accounted for as direct financing leases while the land portion of eight of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                  1996               1995
                                              -----------        -----------

                  Land                        $ 8,590,894        $ 8,590,894
                  Buildings                     7,452,942          7,452,942
                                              -----------        -----------
                                               16,043,836         16,043,836
                  Less accumulated
                    depreciation               (1,246,287)          (994,804)
                                              -----------        -----------

                                              $14,797,549        $15,049,032
                                              ===========        ===========

         In December 1996, the tenant of the property in Woodmere, Ohio, exercised its option under the terms of its lease agreement, to substitute the existing property for a replacement property. In conjunction therewith, the Partnership simultaneously exchanged the Burger King property in Woodmere, Ohio, with a Burger King property in Carrboro, North Carolina. The lease for the property in Woodmere, Ohio, was amended to allow the property in Carrboro, North Carolina, to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a non-monetary exchange of similar assets and recorded the acquisition of the property in Carrboro, North Carolina, at the net book value of the property in Woodmere, Ohio. No gain or loss was recognized due to this being accounted for as a non-monetary exchange of similar assets.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings - Continued:

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $225,434, $287,264 and $223,938, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                      $ 1,719,199
                  1998                        1,719,199
                  1999                        1,719,199
                  2000                        1,719,199
                  2001                        1,755,736
                  Thereafter                 14,623,315
                                            -----------
                                            $23,255,847
                                            ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                 1996              1995
                                             ------------      ------------

                  Minimum lease payments
                    receivable               $ 15,621,897      $ 16,628,667
                  Estimated residual
                    values                      2,590,434         2,590,434
                  Less unearned income        (10,247,346)      (11,164,420)
                                             ------------      ------------

                  Net investment in
                    direct financing
                    leases                   $  7,964,985      $  8,054,681
                                             ============      ============

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1996:

                  1997                           $ 1,028,485
                  1998                             1,028,485
                  1999                             1,028,485
                  2000                             1,028,485
                  2001                             1,036,023
                  Thereafter                      10,471,934
                                                 -----------
                                                 $15,621,897
                                                 ===========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 1995, one of the Partnership's leases was terminated. As a result of the lease termination, the Partnership reclassified this lease from a direct financing lease to an operating lease, whereby the property was recorded at its net carrying value of $552,301. Due to the fact that the net carrying value was less than the cost of the property, no loss was recorded for financial reporting purposes.

5.       Investment in Joint Ventures:

         The Partnership has a 45.2%, a 50 percent and a 27.33% interest in the profits and losses of CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         CNL Restaurant Investments II and CNL Restaurant Investments III each own and lease six properties to an operator of national fast-food restaurants, and Ashland Joint Venture owns and leases one property to an operator of national fast-food

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures - Continued:

         restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                    1996             1995
                                                -----------      -----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                $12,359,586      $12,689,009
                  Cash                                1,497              938
                  Receivables                        13,840               -
                  Prepaid expenses                   22,543           22,428
                  Liabilities                         1,198              824
                  Partners' capital              12,396,268       12,711,551
                  Revenues                        1,362,027        1,348,187
                  Net income                      1,000,884          986,462

         The Partnership recognized income totalling $460,400, $453,794 and $456,154 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

6.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Allocations and Distributions - Continued:

         in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,185,004, $3,185,004 and $3,150,002, respectively. No distributions have been made to the general partners to date.

7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                              1996         1995         1994
                                           ----------   ----------   ----------

                  Net income for financial
                    reporting purposes     $2,960,299   $2,987,971   $3,003,583

                  Depreciation for tax
                    reporting purposes
                    in excess of depreci-
                    ation for financial
                    reporting purposes       (123,734)    (123,820)    (144,307)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes         89,696       73,784       69,083

                  Equity in earnings of
                    joint ventures for
                    tax reporting purposes
                    in excess of equity in
                    earnings of joint
                    ventures for financial
                    reporting purposes         37,469       37,469       37,469

                  Accrued rental income      (225,434)    (287,264)    (223,938)

                  Rents paid in advance        43,825      (95,036)      50,700

                  Other                        14,221      (11,173)      25,935
                                           ----------   ----------   ----------

                  Net income for federal
                    income tax purposes    $2,796,342   $2,581,931   $2,818,525
                                           ==========   ==========   ==========

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, non-cumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are non-cumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Related Party Transactions - Continued:

         During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $82,487, $64,398 and $36,622 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties at December 31, 1996 and 1995, totalled $1,405 and $6,044, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for the years ended December 31:

                                               1996       1995       1994
                                             --------   --------   ------

                  Burger King
                    Corporation and
                    BK Acquisition,
                    Inc.                     $623,949   $617,694   $617,694
                  TPI Restaurants, Inc.       565,351    562,259    557,000
                  Flagstar Enter-
                    prises, Inc.              460,762    486,188    490,866
                  Carrols Corporation         442,286    444,866    446,895

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for the years ended December 31:

                                         1996           1995          1994
                                      ----------     ----------    -------

                  Burger King         $1,310,994     $1,293,094    $1,283,213
                  Shoney's               889,148        904,534       682,306
                  Hardees                460,762        486,188       490,866

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         JAMES M. SENEFF, JR., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         ROBERT A. BOURNE, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr.

Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL REALTY CORPORATION is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL FUND ADVISORS, INC., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1995 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL GROUP, INC., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         JOHN T. WALKER, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         LYNN E. ROSE, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities

Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July
1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         JEANNE A. WALL, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         STEVEN D. SHACKELFORD, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

          Title of Class            Name of Partner         Percent of Class
          --------------            ---------------         ----------------
  General Partnership Interests    James M. Seneff, Jr.            45%
                                   Robert A. Bourne                45%
                                   CNL Realty Corporation          10%
                                                                  ----
                                                                  100%
                                                                  ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.



                                                                           Amount Incurred
Type of Compensation                                                         For the Year
   and Recipient                         Method of Computation          Ended December 31, 1996
-------------------------------  ------------------------------------   -----------------------
Reimbursement to affiliates for  Operating expenses are                 Operating expenses incurred
operating expenses               reimbursed at the lower of cost or     on behalf of the Partnership:
                                 90 percent of the prevailing rate at   $97,032
                                 which comparable services could
                                 have been obtained in the same         Accounting and administrative
                                 geographic area. Affiliates of the     services:  $82,487
                                 General Partners from time to time
                                 incur certain operating expenses
                                 on behalf of the Partnership for
                                 which the Partnership reimburses the
                                 affiliates without interest.



                                                                           Amount Incurred
Type of Compensation                                                         For the Year
   and Recipient                         Method of Computation          Ended December 31, 1996
-------------------------------  ------------------------------------   -----------------------
Annual, subordinated manage-     One percent of the sum of gross        $ - 0 -
ment fee to affiliates           operating revenues from Properties
                                 wholly owned by the Partnership
                                 plus the Partnership's allocable
                                 share of gross revenues of joint
                                 ventures in which the Partnership
                                 is a co-venturer, subordinated to
                                 certain minimum returns to the
                                 Limited Partners. The
                                 management fee will not exceed
                                 competitive fees for comparable
                                 services. Due to the fact that these
                                 fees are non-cumulative, if the
                                 Limited Partners do not receive
                                 their 10% Preferred Return in any
                                 particular year, no management
                                 fees will be due or payable for
                                 such year.


Deferred, subordinated real      A deferred, subordinated real          $ - 0 -
estate disposition fee           estate disposition fee, payable
payable to affiliates            upon sale of one or more
                                 Properties, in an amount equal to
                                 the lesser of (i) one-half of a
                                 competitive real estate
                                 commission, or (ii) three percent of
                                 the sales price of such Property or
                                 Properties. Payment of such fee
                                 shall be made only if affiliates of
                                 the General Partners provide a
                                 substantial amount of services in
                                 connection with the sale of a
                                 Property or Properties and shall be
                                 subordinated to certain minimum
                                 returns to the Limited Partners.
                                 However, if the net sales proceeds
                                 are reinvested in a replacement
                                 property, no such real estate
                                 disposition fee will be incurred
                                 until such replacement property is
                                 sold and the net sales proceeds are
                                 distributed.

General Partners' deferred,      A deferred, subordinated share         $ - 0 -
subordinated share of Partner-   equal to one percent of Partnership
ship net cash flow               distributions of net cash flow,
                                 subordinated to certain minimum
                                 returns to the Limited Partners.



                                                                           Amount Incurred
Type of Compensation                                                         For the Year
   and Recipient                         Method of Computation          Ended December 31, 1996
-------------------------------  ------------------------------------   -----------------------
General Partners' deferred,      A deferred, subordinated share          $ - 0 -
subordinated share of            equal to five percent of Partnership
Partnership net sales            distributions of such net sales
proceeds from a sale or sales    proceeds, subordinated to certain
                                 minimum returns to the Limited
                                 Partners.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund IX, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund IX, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund IX, Ltd. (Included as Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  10.1 Management Agreement between CNL Income Fund IX, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

                  10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         (b) The Registrant files no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1997.

                                            CNL INCOME FUND IX, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE, President


                                            By:    ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE


                                            By:    JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   -----------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                            Title                          Date
  ---------                            -----                          ----

/s/ Robert A. Bourne        President, Treasurer and Director     March 21, 1997
--------------------        (Principal Financial and Accounting
Robert A. Bourne            Officer)


/s/ James M. Seneff, Jr.    Chief Executive Officer and Director  March 21, 1997
------------------------    (Principal Executive Officer)
James M. Seneff, Jr.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            --------------------------------------------------------

                               December 31, 1996



                                                                                     Costs Capitalized
                                                                                        Subsequent
                                                         Initial Cost                 To Acquisition
                                                   --------------------------      ---------------------
                                                                  Buildings
                                  Encum-                             and           Improve-     Carrying
                                 brances           Land          Improvements       ments        Costs
                                 -------           ----          ------------      --------     --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Shelby, North Carolina          -         $  289,663         $       -       $     -      $     -
      Maple Heights, Ohio             -            430,563            454,823            -            -
      Suwanee, Georgia                -            437,658                 -             -            -
      Watertown, New York             -            360,181            529,594            -            -
      Alpharetta, Georgia             -            382,955                 -             -            -
      Carrboro, North Carolina        -            406,768                 -             -            -

    Denny's Restaurants:
      Grand Prairie, Texas            -            240,876             96,580       161,889           -
      North Baltimore, Ohio           -            133,187            361,010            -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Brownsville, Texas            -            518,605            988,611            -            -
        Tyler, Texas                  -            652,103            982,353            -            -

    Hardee's Restaurants:
      Farragut, Tennessee             -            308,269            455,341            -            -
      Greenville, South Carolina      -            310,545            511,438            -            -

    Perkins Restaurants:
      Williamsville, New York         -            349,299                 -             -            -
      Rochester, New York             -            503,527                 -             -            -

    Shoney's Restaurants:
      Windcrest, Texas                -            445,983            670,370            -            -
      Wildwood, Florida               -            420,416                 -             -            -
      Bedford, Indiana                -            262,103                 -             -            -
      Grenada, Mississippi            -            335,001            454,723            -            -
      Huntsville, Alabama (g)         -            638,400            717,302            -            -
      Corpus Christi, Texas           -            803,380            516,607            -            -
      Copley Township, Ohio           -            361,412            552,301            -            -
                                                ----------         ----------      --------     -------
                                                $8,590,894         $7,291,053      $161,889     $     -
                                                ==========         ==========      ========     =======

                                                                                                                            Life
                                            Gross Amount at Which Carried                                                  on Which
                                               at Close of Period (c)                                                   Depreciation
                                            -----------------------------                                                 in Latest
                                                     Buildings                                    Date                      Income
                                                        and                        Accumulated   of Con-      Date      Statement is
                                          Land      Improvements       Total      Depreciation  struction   Acquired      Computed
                                          ----      ------------    -----------   ------------  --------    --------   -------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Shelby, North Carolina            $  289,663            (f)   $   289,663            (d)   1985         05/91           (d)
      Maple Heights, Ohio                  430,563    $  454,823        885,386    $   84,568    1980         06/91           (b)
      Suwanee, Georgia                     437,658            (f)       437,658            (d)   1991         11/91           (d)
      Watertown, New York                  360,181       529,594        889,775        90,684    1986         11/91           (b)
      Alpharetta, Georgia                  382,955            (f)       382,955            (d)   1991         12/91           (d)
      Carrboro, North Carolina             406,768            (f)       406,768            (d)   1983         12/96(j)        (d)

    Denny's Restaurants:
      Grand Prairie, Texas                 240,876       258,469        499,345        44,669    1991         08/91           (b)
      North Baltimore, Ohio                133,187       361,010        494,197        38,832    1986         11/91           (h)

    Golden Corral Family
      Steakhouse Restaurants:
        Brownsville, Texas                 518,605       988,611      1,507,216       182,555    1990         06/91           (b)
        Tyler, Texas                       652,103       982,353      1,634,456       181,399    1990         06/91           (b)

    Hardee's Restaurants:
      Farragut, Tennessee                  308,269       455,341        763,610        79,383    1991         10/91           (b)
      Greenville, South Carolina           310,545       511,438        821,983        88,603    1991         10/91           (b)

    Perkins Restaurants:
      Williamsville, New York              349,299            (f)       349,299            (d)   1986         12/91           (d)
      Rochester, New York                  503,527            (f)       503,527            (d)   1988         12/91           (d)

    Shoney's Restaurants:
      Windcrest, Texas                     445,983       670,370      1,116,353       120,422    1991         08/91           (b)
      Wildwood, Florida                    420,416            (f)       420,416            (d)   1991         08/91           (d)
      Bedford, Indiana                     262,103            (f)       262,103            (d)   1991         08/91           (d)
      Grenada, Mississippi                 335,001       454,723        789,724        79,649    1991         09/91           (b)
      Huntsville, Alabama (g)              638,400       717,302      1,355,702       125,381    1989         10/91           (b)
      Corpus Christi, Texas                803,380       516,607      1,319,987        89,168    1991         10/91           (b)
      Copley Township, Ohio                361,412       552,301        913,713        40,974    1991         12/91           (i)
                                        ----------    ----------    -----------    ----------
                                        $8,590,894    $7,452,942    $16,043,836    $1,246,287
                                        ==========    ==========    ===========    ==========

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------
                               December 31, 1996




                                                                                     Costs Capitalized
                                                                                        Subsequent
                                                         Initial Cost                 To Acquisition
                                                   --------------------------      ---------------------
                                                                  Buildings
                                  Encum-                             and           Improve-     Carrying
                                 brances           Land          Improvements       ments        Costs
                                 -------           ----          ------------      --------     --------
Properties of Joint Venture
  in Which the Partnership
  has a 45.2% Interest and has
  Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Columbus, Ohio                  -         $  345,696         $  651,985      $     -      $     -
      San Antonio, Texas              -            350,479            623,615            -            -
      Pontiac, Michigan               -            277,192            982,200            -            -
      Raceland, Louisiana             -            174,019            986,879            -            -
      New Castle, Indiana             -            264,239            662,265            -            -
      Hastings, Minnesota             -            155,553            657,159            -            -
                                                ----------         ----------      --------     -------

                                                $1,567,178         $4,564,103      $     -      $     -
                                                ==========         ==========      ========     =======

Properties of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina      -         $  338,800         $  650,109      $     -      $     -
      Metairie, Louisiana             -            429,883            342,455            -            -
      Lafayette, Louisiana            -            350,932            773,129            -            -
      Nashua, New Hampshire           -            514,815            838,536            -            -
      Pontiac, Illinois               -            203,095            719,226            -            -
      Dover, New Hampshire            -            406,259            998,023            -            -
                                                ----------         ----------      --------     -------

                                                $2,243,784         $4,321,478      $     -      $     -
                                                ==========         ==========      ========     =======

Property of Joint Venture in
  Which the Partnership has a
  27.33% Interest and has Invested
  in Under Operating Lease:

    Burger King Restaurant:
      Ashland, New Hampshire          -         $  293,478         $  997,104      $     -      $     -
                                                ==========         ==========      ========     =======





                                                                                                                         Life
                                        Gross Amount at Which Carried                                                  on Which
                                           at Close of Period (c)                                                     Depreciation
                                        -----------------------------                                                  in Latest
                                                 Buildings                                  Date                         Income
                                                    and                     Accumulated    of Con-          Date      Statement is
                                    Land        Improvements       Total    Depreciation  struction        Acquired     Computed
                                    ----       ------------    ------------ ------------  --------        --------   --------------
Properties of Joint Venture
  in Which the Partnership
  has a 45.2% Interest and has
  Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Columbus, Ohio             $  345,696     $  651,985   $   997,681    $  114,380     1986              09/91        (b)
      San Antonio, Texas            350,479        623,615       974,094       109,403     1986              09/91        (b)
      Pontiac, Michigan             277,192        982,200     1,259,392       172,311     1987              09/91        (b)
      Raceland, Louisiana           174,019        986,879     1,160,898       173,132     1988              09/91        (b)
      New Castle, Indiana           264,239        662,265       926,504       116,184     1988              09/91        (b)
      Hastings, Minnesota           155,553        657,159       812,712       115,288     1990              09/91        (b)
                                 ----------     ----------   -----------    ----------

                                 $1,567,178     $4,564,103   $ 6,131,281    $  800,698
                                 ==========     ==========   ===========    ==========

Properties of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina $  338,800     $  650,109   $   988,909    $  103,127     1990              03/92        (b)
      Metairie, Louisiana           429,883        342,455       772,338        54,324     1990              03/92        (b)
      Lafayette, Louisiana          350,932        773,129     1,124,061       122,642     1989              03/92        (b)
      Nashua, New Hampshire         514,815        838,536     1,353,351       133,017     1987              03/92        (b)
      Pontiac, Illinois             203,095        719,226       922,321       114,091     1988              03/92        (b)
      Dover, New Hampshire          406,259        998,023     1,404,282       158,315     1987              03/92        (b)
                                 ----------     ----------   -----------    ----------

                                 $2,243,784     $4,321,478   $ 6,565,262    $  685,516
                                 ==========     ==========   ===========    ==========

Property of Joint Venture in
  Which the Partnership has a
  27.33% Interest and has Investe
  in Under Operating Lease:

    Burger King Restaurant:
      Ashland, New Hampshire     $  293,478     $  997,104   $ 1,290,582    $  141,325     1987              10/92        (b)
                                 ==========     ==========   ===========    ==========

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996





                                                                       Costs Capitalized
                                                                           Subsequent         Gross Amount at Which Carried
                                                Initial Cost            To Acquisition           at Close of Period (c)
                                             ---------------------   ---------------------  ----------------------------------
                                                       Buildings                                         Buildings
                                  Encum-                  and        Improve-     Carrying                  and
                                 brances      Land    Improvements    ments        Costs       Land     Improvements    Total
                                 -------      ----    ------------   --------     --------  ----------   -----------    ------

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Shelby, North Carolina         -    $       -    $  622,661   $     -      $     -        -           (f)             (f)
      Suwanee, Georgia               -            -       330,541         -            -        -           (f)             (f)
      Alpharetta, Georgia            -            -       380,218         -            -        -           (f)             (f)
      Carrboro, North Carolina       -            -       587,775         -            -        -           (f)             (f)

    Denny's Restaurants:
      Alliance, Ohio                 -        92,120           -     490,706           -       (f)          (f)             (f)
      Bluffton, Ohio                 -       150,380      538,173         -            -       (f)          (f)             (f)

    Hardee's Restaurants:
      Millbrook, Alabama             -       125,703      541,865         -            -       (f)          (f)             (f)
      Greeneville, Tennessee         -       127,449      402,926         -            -       (f)          (f)             (f)
      Wooster, Ohio                  -       137,427      537,227         -            -       (f)          (f)             (f)
      Auburn, Alabama                -        85,890      364,269         -            -       (f)          (f)             (f)

    Perkins Restaurants:
      Williamsville, New York        -            -       712,723         -            -        -           (f)             (f)
      Rochester, New York            -            -       648,182         -            -        -           (f)             (f)

    Shoney's Restaurants:
      Wildwood, Florida              -            -       846,903         -            -        -           (f)             (f)
      Bedford, Indiana               -            -       540,603         -            -        -           (f)             (f)
                                          ----------   ----------   --------     -------
                                          $  718,969   $7,054,066   $490,706     $     -
                                          ==========   ==========   ========     =======






                                                                        Life
                                                                      on Which
                                                                    Depreciation
                                                                     in Latest
                                                 Date                  Income
                                  Accumulated   of Con-     Date    Statement is
                                 Depreciation struction  Acquired     Computed
                                 ------------ ---------  --------  -------------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Shelby, North Carolina           (d)        1985       05/91         (d)
      Suwanee, Georgia                 (d)        1991       11/91         (d)
      Alpharetta, Georgia              (d)        1991       12/91         (d)
      Carrboro, North Carolina         (d)        1983       12/96(j)      (d)

    Denny's Restaurants:
      Alliance, Ohio                   (e)        1992       10/91         (e)
      Bluffton, Ohio                   (e)        1986       10/91         (e)

    Hardee's Restaurants:
      Millbrook, Alabama               (e)        1991       10/91         (e)
      Greeneville, Tennessee           (e)        1991       10/91         (e)
      Wooster, Ohio                    (e)        1991       10/91         (e)
      Auburn, Alabama                  (e)        1991       10/91         (e)

    Perkins Restaurants:
      Williamsville, New York          (d)        1986       12/91         (d)
      Rochester, New York              (d)        1988       12/91         (d)

    Shoney's Restaurants:
      Wildwood, Florida                (d)        1991       08/91         (d)
      Bedford, Indiana                 (d)        1991       08/91         (d)

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------
                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:

                                                             Accumulated
                                                  Cost       Depreciation
                                              -----------    ------------
          Properties the Partnership
            has Invested in Under
            Operating Leases:

              Balance, December 31, 1993      $15,130,525      $  512,325
              Reclassified to operating
                lease                             361,010              -
              Depreciation expense                     -          230,996
                                              -----------      ----------

              Balance, December 31, 1994       15,491,535         743,321
              Reclassified to operating
                lease                             552,301              -
              Depreciation expense                     -          251,483
                                              -----------      ----------

              Balance, December 31, 1995       16,043,836         994,804
              Disposition                        (406,768)             -
              Acquisition                         406,768              -
              Depreciation expense                     -          251,483
                                              -----------      ----------

              Balance, December 31, 1996      $16,043,836      $1,246,287
                                              ===========      ==========


          Properties of Joint Venture in
            Which the Partnership has a
            45.2% Interest and has
            Invested in Under
            Operating Leases:

              Balance, December 31, 1993      $ 6,131,281      $  344,288
              Depreciation expense                     -          152,136
                                              -----------      ----------

              Balance, December 31, 1994        6,131,281         496,424
              Depreciation expense                     -          152,137
                                              -----------      ----------

              Balance, December 31, 1995        6,131,281         648,561
              Depreciation expense                     -          152,137
                                              -----------      ----------

              Balance, December 31, 1996      $ 6,131,281      $  800,698
                                              ===========      ==========

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1996



                                                            Accumulated
                                                 Cost       Depreciation
                                              -----------   ------------
             Properties of Joint Venture in
               Which the Partnership has
               a 50% Interest and has
               Invested in Under
               Operating Leases:

                 Balance, December 31, 1993   $ 6,565,262    $  253,368
                 Depreciation expense                  -        144,049
                                              -----------    ----------

                 Balance, December 31, 1994     6,565,262       397,417
                 Depreciation expense                  -        144,050
                                              -----------    ----------

                 Balance, December 31, 1995     6,565,262       541,467
                 Depreciation expense                  -        144,049
                                              -----------    ----------

                 Balance, December 31, 1996   $ 6,565,262    $  685,516
                                              ===========    ==========


             Property of Joint Venture in
               Which the Partnership has
               a 27.33% Interest and has
               Invested in Under
               Operating Lease:

                 Balance, December 31, 1993   $ 1,290,582    $   41,614
                 Depreciation expense                  -         33,237
                                              -----------    ----------

                 Balance, December 31, 1994     1,290,582        74,851
                 Depreciation expense                  -         33,237
                                              -----------    ----------

                 Balance, December 31, 1995     1,290,582       108,088
                 Depreciation expense                  -         33,237
                                              -----------    ----------

                 Balance, December 31, 1996   $ 1,290,582    $  141,325
                                              ===========    ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $24,239,928 and $13,987,125, respectively. All of the leases are treated as operating leases for federal income tax purposes

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1996



(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) The Huntsville property contains a Shoney's restaurant and a Captain D's restaurant, both of which are operated by the same lessee pursuant to one lease agreement.

(h) Effective January 1, 1994, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 28 years.

(i) Effective January 1, 1995, the lease for this property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1995, and depreciated over its remaining estimated life of approximately 27 years.

(j) This property was simultaneously exchanged for a Burger King previously owned and located in Woodmere, Ohio, during 1996.

                                    EXHIBITS

                                  EXHIBIT INDEX


         Exhibit Number
        3.1       Affidavit and Certificate of Limited Partnership of CNL Income Fund IX, Ltd.
                  (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11
                  and incorporated herein by reference.)

        4.1       Affidavit and Certificate of Limited Partnership of CNL Income Fund IX, Ltd.
                  (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11
                  and incorporated herein by reference.)

        4.2       Amended and Restated Agreement of Limited Partnership of CNL Income
                  Fund IX, Ltd. (Included as Exhibit 4.6 to Post-Effective Amendment No. 1 to
                  Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

        10.1      Management Agreement between CNL Income Fund IX, Ltd. and CNL
                  Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the
                  Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

        10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to
                  Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

        10.3      Assignment of Management Agreement from CNL Income Fund Advisors, Inc.
                  to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)
