Form 10-Q
period 1997-03-31
CNL INCOME FUND IX LTD
filed 1997-05-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                               -------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-20017


                            CNL Income Fund IX, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                                           59-3004138
-----------------------------                           -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organiza-                           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                             32801
----------------------------                            -----------------
(Address of principal                                     (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                    (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS
                                    --------





Part I                                                          Page
                                                                ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                            1

             Condensed Statements of Income                      2

             Condensed Statements of Partners' Capital           3

             Condensed Statements of Cash Flows                  4

             Notes to Condensed Financial Statements            5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                              7-10


Part II

  Other Information                                              11

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            March 31,              December 31,
             ASSETS                           1997                     1996
             ------                        -----------             ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,309,158 and
  $1,246,287                               $14,734,678            $14,797,549
Net investment in direct financing
  leases                                     7,935,300              7,964,985
Investment in joint ventures                 5,654,443              5,708,555
Cash and cash equivalents                    1,251,484              1,288,618
Receivables, less allowance for
  doubtful accounts of $83,845 and
  $28,983                                       81,980                 75,256
Prepaid expenses                                 6,312                  3,845
Accrued rental income                        1,524,215              1,505,039
                                           -----------            -----------

                                           $31,188,412            $31,343,847
                                           ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                           $    11,194            $     4,987
Accrued and escrowed real estate
  taxes payable                                 42,109                 61,618
Distributions payable                          787,501                822,500
Due to related parties                           4,235                  1,405
Rents paid in advance and deposits             121,732                 93,741
                                           -----------            -----------
    Total liabilities                          966,771                984,251

Partners' capital                           30,221,641             30,359,596
                                           -----------            -----------

                                           $31,188,412            $31,343,847
                                           ===========            ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                 Quarter Ended
                                                    March 31,
                                           1997                 1996
                                        ----------           ----------

Revenues:
  Rental income from operating leases   $  444,367           $  470,080
  Earned income from direct financing
    leases                                 220,754              230,191
  Contingent rental income                  12,271                6,271
  Interest and other income                 12,663               11,313
                                        ----------           ----------
                                           690,055              717,855
                                        ----------           ----------

Expenses:
  General operating and administrative      33,240               40,389
  Bad debt expense                          21,000                   -
  Professional services                      4,352                9,053
  Real estate taxes                         14,318                4,953
  State and other taxes                     10,976                9,336
  Depreciation and amortization             62,871               63,371
                                        ----------           ----------
                                           146,757              127,102
                                        ----------           ----------

Income Before Equity in Earnings of
  Joint  Ventures                          543,298              590,753

Equity in Earnings of Joint Ventures       106,248              105,320
                                        ----------           ----------

Net Income                              $  649,546           $  696,073
                                        ==========           ==========

Allocation of Net Income:
  General partners                      $    6,495           $    6,961
  Limited partners                         643,051              689,112
                                        ----------           ----------

                                        $  649,546           $  696,073
                                        ==========           ==========

Net Income Per Limited Partner Unit     $     0.18           $     0.20
                                        ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding              3,500,000            3,500,000
                                        ==========            =========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Quarter Ended               Year Ended
                                       March 31,                December 31,
                                         1997                       1996
                                     -------------             -------------

General partners:
  Beginning balance                  $   163,392               $   133,789
  Net income                               6,495                    29,603
                                     -----------               -----------
                                         169,887                   163,392
                                     -----------               -----------

Limited partners:
  Beginning balance                   30,196,204                30,450,512
  Net income                             643,051                 2,930,696
  Distributions ($0.23 and $0.91
    per limited partner unit,
    respectively)                       (787,501)               (3,185,004)
                                     -----------               -----------
                                      30,051,754                30,196,204
                                     -----------               -----------

Total partners' capital              $30,221,641               $30,359,596
                                     ===========               ===========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Quarter Ended
                                                         March 31,
                                                1997                1996
                                             ----------           ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $  785,366           $  744,181
                                             ----------           ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (822,500)            (822,500)
                                             ----------           ----------
            Net cash used in
              financing activities             (822,500)            (822,500)
                                             ----------           ----------


Net Decrease in Cash and Cash
  Equivalents                                   (37,134)             (78,319)

Cash and Cash Equivalents at
  Beginning of Quarter                        1,288,618            1,117,382
                                             ----------           ----------

Cash and Cash Equivalents at End
  of Quarter                                 $1,251,484           $1,039,063
                                            ===========           ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter               $  787,501           $  787,501
                                            ===========           ==========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended March 31:

                                                        1997         1996
                                                      --------     --------

                  Burger King Corporation and
                    BK Acquisition, Inc.              $155,039     $154,423
                  TPI Restaurants, Inc.                139,000      139,119
                  Carrols Corporation                  110,264      110,872
                  Flagstar Enterprises, Inc.           106,233      108,039
                  Golden Corral Corporation             83,631       82,244

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1997 and 1996


2.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended March 31:

                                            1997              1996
                                          --------          --------

                  Burger King             $316,343          $319,201
                  Shoney's                 202,275           224,070
                  Hardees                  106,233           108,039
                  Golden Corral             83,631            82,244

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 40 Properties, including interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $785,366 and $744,181 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,251,484 invested in such short-term investments as compared to $1,288,618 at March 31, 1996. The decrease in cash and cash equivalents during the quarter ended March 31, 1997, was primarily attributable to the payment of a special distribution to the limited partners of $35,000 in January 1997 of cumulative excess operating reserves. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $966,771 at March 31, 1997, from $984,251 at March 31, 1996, primarily as a result of the Partnership's accruing a special distribution payable to the limited partners of $35,000 at December 31, 1996, as described above, which was paid in January 1997. The decrease in total liabilities was partially offset by an increase in rents paid in advance during the quarter ended March 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $787,501 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarters ended March 31, 1997 and 1996, the Partnership owned and leased 27 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $665,121 and $700,271, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income was primarily attributable to the Partnership's establishing an allowance for doubtful accounts of $21,000 relating to the Property in Copley Township, Ohio, during the quarter ended March 31, 1997. During April 1997, the operator vacated the Property and ceased operations; however, the Partnership will continue to pursue the collection of past due amounts and will recognize such amounts as income if collected. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         During the quarter ended March 31, 1997 and 1996, the Partnership also earned $12,271 and $6,271, respectively, in contingent rental income. The increase in contingent rental income is primarily attributable to a change in the contingent rent formula in accordance with the terms of the leases, for certain restaurant Properties requiring the payment of contingent rental income.

         For the quarters ended March 31, 1997 and 1996, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $106,248 and $105,320, respectively, attributable to net income earned by these joint ventures.

         During the quarter ended March 31, 1997, five of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) TPI Restaurants, Inc., (iii) Flagstar Enterprises, Inc., (iv) Golden Corral Corporation and (v) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures). As of March 31, 1997, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Golden Corral Corporation was the lessee under leases relating to two restaurants and Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, during the quarter ended March 31, 1997, four restaurant chains, Burger King, Hardee's, Golden Corral and Shoney's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from thirteen Properties owned by joint ventures). During the remainder of 1997 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $146,757 and $127,102 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the fact that the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio, due to the fact that the operator vacated the Property and ceased operations, as described above. The Partnership will continue to pursue the collection of such amounts and will recognize such amounts as income if collected. In addition, the Partnership incurred real estate taxes relating to this Property of approximately $14,300 and

$5,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the quarter ended March 31, 1996.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.

                     CNL INCOME FUND IX, LTD.

                     By:      CNL REALTY CORPORATION
                              General Partner


                              By:  /s/ James M. Seneff, Jr.
                                   ------------------------
                                   JAMES M. SENEFF, JR.
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Robert A. Bourne
                                   --------------------
                                   ROBERT A. BOURNE
                                   President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)