Form 10-Q
period 1997-06-30
CNL INCOME FUND IX LTD
filed 1997-08-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       June 30, 1997

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                    0-20017


                            CNL Income Fund IX, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                           59-3004138
    (State or other juris-                                (I.R.S. Employer
   diction of incorporation                              Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                               32801
(Address of principal                                        (Zip Code)
 executive offices)


Registrant's telephone number
   (including area code)                                  (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                          ------       -----

                                    CONTENTS






Part I                                                                Page
                                                                      ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                   1

             Condensed Statements of Income                             2

             Condensed Statements of Partners' Capital                  3

             Condensed Statements of Cash Flows                         4

             Notes to Condensed Financial Statements                    5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                      8-12


Part II

  Other Information                                                     13

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                          June 30,              December 31,
             ASSETS                         1997                    1996
                                         -----------            -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,372,029 and
  $1,246,287                             $14,288,852           $14,797,549
Net investment in direct financing
  leases                                   7,543,839             7,964,985
Investment in joint ventures               5,621,863             5,708,555
Cash and cash equivalents                  1,237,116             1,288,618
Restricted cash                            1,053,571                     -
Receivables, less allowance for
  doubtful accounts of $71,236 and
  $28,983                                     85,250                75,256
Prepaid expenses                               9,847                 3,845
Accrued rental income                      1,431,489             1,505,039
                                         -----------           -----------

                                         $31,271,827           $31,343,847
                                         ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $     8,883           $     4,987
Accrued and escrowed real estate
  taxes payable                               43,733                61,618
Distributions payable                        787,501               822,500
Due to related parties                         3,272                 1,405
Rents paid in advance and deposits           116,120                93,741
                                         -----------           -----------
    Total liabilities                        959,509               984,251

Partners' capital                         30,312,318            30,359,596
                                         -----------           -----------

                                         $31,271,827           $31,343,847
                                         ===========           ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended                   Six Months Ended
                                                            June 30,                          June 30,
                                                     1997             1996              1997             1996
                                                  ----------       ----------        ----------       ----------
Revenues:
  Rental income from
    operating leases                              $  435,520       $  455,069        $  879,887       $  925,149
  Earned income from direct
    financing leases                                 202,357          229,607           423,111          459,799
  Contingent rental income                            17,556           14,227            29,827           20,498
  Interest and other income                           16,930           21,208            29,593           32,520
                                                  ----------       ----------        ----------       ----------
                                                     672,363          720,111         1,362,418        1,437,966
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    38,007           38,868            71,247           79,257
  Bad debt expense                                        -                -             21,000               -
  Professional services                                6,779            4,114            11,131           13,167
  Real estate taxes                                    4,810            4,952            19,128            9,905
  State and other taxes                                  151              265            11,127            9,601
  Depreciation and
    amortization                                      62,871           62,927           125,742          126,298
                                                   ---------       ----------        ----------       ----------
                                                     112,618          111,126           259,375          238,228
                                                   ---------       ----------        ----------       ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land
  and Building                                       559,745          608,985         1,103,043        1,199,738

Equity in Earnings of Joint
  Ventures                                           118,790          116,327           225,038          221,647

Gain on Sale of Land and
  Building                                           199,643               -            199,643               -
                                                   ---------       ----------        ----------       ---------

Net Income                                         $ 878,178       $  725,312        $1,527,724       $1,421,385
                                                   =========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                 $   6,786       $    7,253        $   13,281       $   14,214
  Limited partners                                   871,392          718,059         1,514,443        1,407,171
                                                   ---------       ----------        ----------       ----------

                                                   $ 878,178       $  725,312        $1,527,724       $1,421,385
                                                   =========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                     $    0.25       $     0.21        $     0.43       $     0.40
                                                   =========       ==========        ==========       ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                3,500,000        3,500,000         3,500,000        3,500,000
                                                  ==========       ==========        ==========       ==========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Six Months Ended               Year Ended
                                       June 30,                  December 31,
                                         1997                        1996
                                   ----------------              ------------

General partners:
  Beginning balance                 $   163,392                 $   133,789
  Net income                             13,281                      29,603
                                    -----------                 -----------
                                        176,673                     163,392
                                    -----------                 -----------

Limited partners:
  Beginning balance                  30,196,204                  30,450,512
  Net income                          1,514,443                   2,930,696
  Distributions ($0.45 and $0.91
    per limited partner unit,
    respectively)                    (1,575,002)                 (3,185,004)
                                    -----------                 -----------
                                     30,135,645                  30,196,204
                                    -----------                 -----------

Total partners' capital             $30,312,318                 $30,359,596
                                    ===========                 ===========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                        June 30,
                                              1997                   1996
                                          -----------             -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                          $ 1,558,499             $ 1,677,530
                                          -----------             -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                      1,053,571                      -
        Increase in restricted cash        (1,053,571)                     -
                                          -----------             ----------
            Net cash used in investing
            activities                             -                       -
                                          -----------             ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                         (1,610,001)             (1,610,001)
                                          -----------             -----------
            Net cash used in
              financing activities         (1,610,001)             (1,610,001)
                                          -----------             -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                            (51,502)                 67,529

Cash and Cash Equivalents at
  Beginning of Period                       1,288,618               1,117,382
                                          -----------             -----------

Cash and Cash Equivalents at End
  of Period                               $ 1,237,116             $ 1,184,911
                                          ===========             ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period             $   787,501             $   787,501
                                          ===========             ===========




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Land and Buildings on Operating Leases:

         In June 1997, the Partnership sold its property in Alpharetta, Georgia, and received net sales proceeds of $1,053,571, resulting in a gain of $199,643 for financial reporting purposes. This property was originally acquired by the Partnership in September 1991 and had a cost of approximately $711,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $342,400 in excess of its original purchase price (See
         Note 5).

3.       Restricted Cash:

         As of June 30, 1997, the net sales proceeds of $1,053,571 from the sale of the property in Alpharetta, Georgia, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


4.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended June 30:

                                                        1997          1996
                                                      --------      --------

                  Burger King Corporation and
                    BK Acquisition, Inc.              $312,966      $308,847
                  TPI Restaurants, Inc.                278,200       278,369
                  Carrols Corporation                  220,364       220,589
                  Flagstar Enterprises, Inc.           216,380       218,378
                  Golden Corral Corporation            165,875       164,488

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended June 30:

                                            1997              1996
                                          --------          --------

                  Burger King             $635,128          $641,341
                  Shoney's                 404,567           434,110
                  Hardees                  216,380           218,378
                  Golden Corral            165,875           164,488

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

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996



5.       Subsequent Event:

         In July 1997, the Partnership reinvested the net sales proceeds from the sale in June 1997, of the property in Alpharetta, Georgia, in an IHOP property in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to each co-venturer's interest. The Partnership owns an approximate 67 percent interest in the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 40 Properties, including interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,558,499 and $1,677,530 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In June 1997, the Partnership sold its Property in Alpharetta, Georgia, and received net sales proceeds of $1,053,571, resulting in a gain for financial reporting purposes of $199,643. This Property was originally acquired by the Partnership in September 1991 and had a cost of approximately $711,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $342,400 in excess of its original purchase price. As of June 30, 1997, the net sales proceeds were being held in an interest-bearing escrow account. In July 1997, the Partnership reinvested these net sales proceeds in an IHOP Property in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an approximate 67 percent interest in the Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Alpharetta, Georgia, and the reinvestment of the proceeds in an IHOP Property in Englewood, Colorado, will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners.

At June 30, 1997, the Partnership had $1,237,116 invested in such short-term investments, as compared to $1,288,618 at December 31, 1996. The decrease in cash and cash equivalents during the six months ended June 30, 1997, was primarily attributable to the payment of a special distribution to the limited partners of $35,000 in January 1997 of cumulative excess operating reserves. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $959,509 at June 30, 1997, from $984,251 at December 31, 1996, primarily as a result of the Partnership's accruing a special distribution payable to the limited partners of $35,000 at December 31, 1996, as described above, which was paid in January 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,575,002 for each of the six months ended June 30, 1997 and 1996 ($787,501 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $0.45 per unit ($0.23 per unit for each of the quarters ended June 30, 1997 and 1996). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997 and 1996, the Partnership owned and leased 28 wholly owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $1,302,998 and $1,384,948, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $637,877 and $684,676 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. Rental and earned income decreased by approximately $7,000 and $28,000 during the quarter and six months ended June 30, 1997 due to the fact that during April 1997, the operator of the Property in Copley Township, Ohio, ceased operations of the Property and the Partnership ceased recording rental income and wrote-off the allowance for doubtful accounts. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         Rental and earned income also decreased during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, due to the fact that the Partnership established an allowance for doubtful accounts of approximately $35,200 and $45,900 during the quarter and six months ended June 30, 1997, respectively, relating to the Perkins Properties in Williamsville and Rochester, New York, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and six months ended June 30, 1996. As of July 31, 1997, the Partnership was negotiating an agreement with the tenant of these Properties for the collection of past due amounts and will recognize such amounts as income if collected.

         During the six months ended June 30, 1997 and 1996, the Partnership also earned $29,827 and $20,498, respectively, in contingent rental income, $17,556 and $14,227 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in contingent rental income is primarily attributable to a change in the contingent rent formula in accordance with the terms of the leases, for certain restaurant Properties requiring the payment of contingent rental income.

         For the six months ended June 30, 1997 and 1996, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $225,038 and $221,647, respectively, attributable to net income earned by these joint ventures, $118,790 and $116,327 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

         During the six months ended June 30, 1997, five of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) TPI Restaurants, Inc., (iii) Flagstar Enterprises, Inc., (iv) Golden Corral Corporation and (v) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures). As of June 30, 1997, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Golden Corral Corporation was the lessee under leases relating to two restaurants and Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, during the six months ended June 30, 1997, four restaurant chains, Burger King, Hardee's, Golden Corral and Shoney's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from thirteen Properties owned by joint ventures). During the remainder of 1997 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $259,375 and $238,228 for the six months ended June 30, 1997 and 1996, respectively, of which $112,618 and $111,126 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is partially attributable to the fact that the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio. Due to the fact that the former tenant ceased operating the Property in April 1997, the general partners believe collection of this amount is doubtful. In addition, the Partnership incurred real estate taxes relating to this Property of approximately $19,000 and $10,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sale of the Property in Alpharetta, Georgia, as described above in "Liquidity and Capital Resources", the Partnership recognized a gain for financial reporting purposes of $199,643 during the six months ended June 30, 1997. No Properties were sold during the six months ended June 30, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 1997.

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