Form 10-Q
period 1997-09-30
CNL INCOME FUND IX LTD
filed 1997-11-07
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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






Part I                                                     Page

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             September 30,     December 31,
             ASSETS                              1997              1996
             ------                          -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,434,899 and
  $1,246,287                                  $14,225,982       $14,797,549
Net investment in direct financing
  leases                                        7,513,728         7,964,985
Investment in joint ventures                    6,639,349         5,708,555
Cash and cash equivalents                       1,258,817         1,288,618
Receivables, less allowance for
  doubtful accounts of $114,797 and
  $28,983                                          73,747            75,256
Prepaid expenses                                    7,900             3,845
Accrued rental income                           1,448,644         1,505,039
                                              -----------       -----------

                                              $31,168,167       $31,343,847
                                              ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     1,153       $     4,987
Accrued and escrowed real estate
  taxes payable                                    42,229            61,618
Distributions payable                             787,501           822,500
Due to related parties                              9,572             1,405
Rents paid in advance and deposits                122,540            93,741
                                              -----------       -----------
    Total liabilities                             962,995           984,251

Partners' capital                              30,205,172        30,359,596
                                              -----------       -----------

                                              $31,168,167       $31,343,847
                                              ===========       ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                   Nine Months Ended
                                                            September 30,                      September 30,
                                                     1997             1996              1997             1996
                                                  ----------       ----------        ----------       ----------
Revenues:
  Rental income from
    operating leases                              $  426,942       $  467,434        $1,306,829       $1,392,583
  Earned income from direct
    financing leases                                 188,483          229,006           611,594          688,805
  Contingent rental income                            20,436           19,321            50,263           39,819
  Interest and other income                            9,045           13,871            38,638           46,391
                                                  ----------       ----------        ----------       ----------
                                                     644,906          729,632         2,007,324        2,167,598
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    40,746           41,723           111,993          120,980
  Bad debt expense                                        -                -             21,000               -
  Professional services                                5,359            5,029            16,490           18,196
  Real estate taxes                                    4,063               -             23,191            9,905
  State and other taxes                                   -                -             11,127            9,601
  Depreciation and
    amortization                                      62,870           62,870           188,612          189,168
                                                  ----------       ----------        ----------       ----------
                                                     113,038          109,622           372,413          347,850
                                                  ----------       ----------        ----------       ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land
  and Building                                       531,868          620,010         1,634,911        1,819,748

Equity in Earnings of Joint
  Ventures                                           148,487          116,220           373,525          337,867

Gain on Sale of Land and
  Building                                                -                -            199,643               -
                                                  ----------       ----------        ----------       ---------

Net Income                                        $  680,355       $  736,230        $2,208,079       $2,157,615
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    6,803       $    7,362        $   20,084       $   21,576
  Limited partners                                   673,552          728,868         2,187,995        2,136,039
                                                  ----------       ----------        ----------       ----------

                                                  $  680,355       $  736,230        $2,208,079       $2,157,615
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $     0.19       $     0.21        $     0.63       $     0.61
                                                  ==========       ==========        ==========       ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                3,500,000        3,500,000         3,500,000        3,500,000
                                                  ==========       ==========        ==========       ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Nine Months Ended          Year Ended
                                       September 30,           December 31,
                                            1997                   1996
                                     -----------------         ------------

General partners:
  Beginning balance                    $   163,392            $   133,789
  Net income                                20,084                 29,603
                                       -----------            -----------
                                           183,476                163,392
                                       -----------            -----------

Limited partners:
  Beginning balance                     30,196,204             30,450,512
  Net income                             2,187,995              2,930,696
  Distributions ($0.68 and $0.91
    per limited partner unit,
    respectively)                       (2,362,503)            (3,185,004)
                                       -----------            -----------
                                        30,021,696             30,196,204
                                       -----------            -----------

Total partners' capital                $30,205,172            $30,359,596
                                       ===========            ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                   1997              1996
                                               -----------       -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 2,363,892       $ 2,569,907
                                               -----------       -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                           1,053,571                -
        Investment in joint venture             (1,049,762)               -
                                               -----------       ----------
            Net cash provided by
              investing activities                   3,809                -
                                               -----------       ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                              (2,397,502)       (2,397,502)
                                               -----------       -----------
            Net cash used in
              financing activities              (2,397,502)       (2,397,502)
                                               -----------       -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 (29,801)          172,405

Cash and Cash Equivalents at
  Beginning of Period                            1,288,618         1,117,382
                                               -----------       -----------

Cash and Cash Equivalents at End
  of Period                                    $ 1,258,817       $ 1,289,787
                                               ===========       ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period                  $   787,501       $   787,501
                                               ===========       ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Investment in Joint Ventures:

         In July 1997, the Partnership used the net sales proceeds from the sale of the property in Alpharetta, Georgia, to acquire an approximate 67 percent interest in an IHOP property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                  September 30,     December 31,
                                                       1997             1996

                  Land and building on
                    operating leases, less
                    accumulated depreciation       $12,665,109      $12,359,586
                  Net investment in direct
                    financing lease                  1,006,523               -
                  Cash                                  13,884            1,497
                  Receivables                               -            13,840
                  Prepaid expenses                      17,858           22,543
                  Accrued rental income                  5,312               -
                  Liabilities                           14,505            1,198
                  Partners' capital                 13,694,181       12,396,268
                  Revenues                           1,074,227        1,362,027
                  Net income                           794,910        1,000,884

         The Partnership recognized income totalling $373,525 and $337,867 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $148,487 and $116,220 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

4.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended September 30:

                                                    1997              1996
                                                  --------          ------

                  Burger King Corporation         $475,359          $463,270
                  TPI Restaurants, Inc.            417,450           416,638
                  Carrols Corporation              330,297           331,165
                  Flagstar Enterprises, Inc.       326,407           328,792
                  Golden Corral Corporation        248,119           246,731

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


4.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended September 30:

                                                 1997              1996
                                               --------          ------

                  Burger King                  $938,087          $968,709
                  Shoney's                      606,719           655,983
                  Hardee's                      326,407           328,792
                  Golden Corral                 248,119           246,731

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 41 Properties, including interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants in common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,363,892 and $2,569,907 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In June 1997, the Partnership sold its Property in Alpharetta, Georgia, and received net sales proceeds of $1,053,571, resulting in a gain for financial reporting purposes of $199,643. This Property was originally acquired by the Partnership in September 1991 and had a cost of approximately $711,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $342,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $1,049,800 of these net sales proceeds in an IHOP Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of September 30, 1997, the Partnership owned an approximate 67 percent interest in the Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Alpharetta, Georgia, and the reinvestment of the proceeds in an IHOP Property in Englewood, Colorado, will qualify as a like-kind exchange transaction for federal income tax purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,258,817 invested in such short-term investments, as compared to $1,288,618 at December 31, 1996. The decrease in cash and cash equivalents during the nine months ended September 30, 1997, was primarily attributable to the payment of a special distribution to the limited partners of $35,000 in January 1997 of cumulative excess operating reserves. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $962,995 at September 30, 1997, from $984,251 at December 31, 1996, primarily as a result of the Partnership's accruing a special distribution payable to the limited partners of $35,000 at December 31, 1996, as described above, which was paid in January 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,362,503 for each of the nine months ended September 30, 1997 and 1996 ($787,501 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $0.68 per unit ($0.23 per unit for each of the quarters ended September 30, 1997 and 1996). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1997 and 1996, the Partnership owned and leased 28 wholly owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $1,918,423 and $2,081,388, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $615,425 and $696,440 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. Rental and earned income decreased by approximately $21,000 and $49,000 during the quarter and nine months ended September 30, 1997 due to the fact that during April 1997, the operator of the Property in Copley Township, Ohio, ceased operations of the Property and the Partnership ceased recording rental income and wrote-off the allowance for doubtful accounts. The Partnership released this Property to Shells Seafood Restaurants in September 1997 with rental income commencing the earlier of the day the tenant opens for business or January 15, 1998.

         Rental and earned income also decreased during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, due to the fact that the Partnership established an allowance for doubtful accounts of approximately $33,900 and $79,700 during the quarter and nine months ended September 30, 1997, respectively, relating to the Perkins Properties in Williamsville and Rochester, New York, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and nine months ended September 30, 1996. The Partnership intends to pursue collection of past due amounts from this tenant and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased approximately $25,300 and $29,000 during the quarter and nine months ended September 30, 1997, respectively, as a result of the sale of the Property in Alpharetta, Georgia, in June 1997. In July 1997, the Partnership reinvested the net sales proceeds in a Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the general partners, as discussed above in "Liquidity and Capital Resources."

         During the nine months ended September 30, 1997 and 1996, the Partnership also earned $50,263 and $39,819, respectively, in contingent rental income, $20,436 and $19,321 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in contingent rental income is primarily attributable to a change in the contingent rent formula in accordance with the terms of the leases, for certain restaurant Properties requiring the payment of contingent rental income.

         For the nine months ended September 30, 1997 and 1996, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements. The Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners during the nine months ended September 30, 1997. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $373,525 and $337,867, respectively, attributable to net income earned by these joint ventures, $148,487 and $116,220 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures for the quarter and nine months ended September 30, 1997 is primarily due to the fact that in July 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Alpharetta, Georgia, in an IHOP Property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the general partners.

         During the nine months ended September 30, 1997, five of the Partnership's lessees, Carrols Corporation, TPI Restaurants, Inc., Flagstar Enterprises, Inc., Golden Corral Corporation and Burger King Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and one Property owned as tenants-in-common with an affiliate of the general partners). As of September 30, 1997, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Golden Corral Corporation was the lessee under leases relating to two restaurants and Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, during the nine months ended September 30, 1997, four restaurant chains, Burger King, Hardee's, Golden Corral and Shoney's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from thirteen Properties owned by joint ventures and one Property owned as tenants-in-common with an affiliate of the general partners). During the remainder of 1997 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $372,413 and $347,850 for the nine months ended September 30, 1997 and 1996, respectively, of which $113,038 and $109,622 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The increase in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is partially attributable to the fact that the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio. Due to the fact that the former tenant ceased operating the Property in April 1997, the general partners believe collection of this amount is doubtful. In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1997, was due to the fact that the Partnership recorded past due real estate taxes relating to the Property in Copley Township, Ohio, of $4,063 and $23,191 during the quarter and nine months ended September 30, 1997, respectively. The Partnership recorded $9,905 of such expense during the nine months ended September 30, 1996. The increase in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sale of the Property in Alpharetta, Georgia, as described above in "Liquidity and Capital Resources", the Partnership recognized a gain for financial reporting purposes of $199,643 during the nine months ended September 30, 1997. No Properties were sold during the nine months ended September 30, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of November, 1997.

                            CNL INCOME FUND IX, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              --------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              --------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)