Form 10-K405
period 1997-12-31
CNL INCOME FUND IX LTD
filed 1998-03-17
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000, and were used to acquire 40 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1997, the Partnership sold its Property in Alpharetta, Georgia, and reinvested the net sales proceeds in an IHOP Property located in Englewood, Colorado, with an affiliate of the General Partners, as tenants-in-common. As a result of the above transactions, as of December 31, 1997, the Partnership owned 40 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer, generally provide for initial terms ranging from 10 to 20 years (the average being 17 years), and expire between 2005 and 2017. The leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $50,400 to $171,400. In addition, generally the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         During 1994, a temporary operator assumed operations of the restaurant business located at the Copley Township, Ohio Property and paid the Partnership rent on a month-to-month basis. During 1995, a new temporary operator assumed operations of the restaurant business for this Property and was paying the Partnership rent on a month-to-month basis. During 1997, the Partnership re-leased this Property to Shells Seafood Restaurants. The new lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

Major Tenants

         During 1997, five of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) TPI Restaurants, Inc., (iii) Flagstar Enterprises, Inc., (iv) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (herinafter referred to as Burger King Corp.) and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and one
Property owned as tenants-in-common). As of December 31, 1997, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to five restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and one Property owned as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture arrangements, in July 1997, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co- venturer's percentage interest. The Partnership owns a 67.23% interest in this Property.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its
Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 40 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 21,400 to 169,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Carrols Corporation leases four Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $112,300 (ranging from approximately $108,000 to $121,200).

         TPI Restaurants, Inc. leases four Shoney's restaurants and one Captain D's restaurant. The initial term of each lease is 15 years (expiring in 2006) and the average minimum base annual rent is approximately $111,500 (ranging from approximately $64,200 to $161,000).

         Flagstar Enterprises, Inc. leases six Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $74,400 (ranging from approximately $51,500 to $93,700).

         Burger King Corporation leases 13 Burger King restaurants with an initial term of 14 years (expiring between 2005 and 2006) and the average minimum base annual rent is approximately $103,700 (ranging from approximately $73,800 to $134,100).

         Golden Corral Corporation leases two Golden Corral restaurants with an initial term of 15 years (expiring in 2005) and the average minimum base annual rent is approximately $164,500 (ranging from approximately $157,500 to $171,400).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 3,405 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                      1997 (1)                         1996 (1)
                                        ----------------------------------       ----------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                    $  9.50    $ 8.35      $ 9.12       $10.00    $ 9.50      $ 9.67
         Second Quarter                     10.00      8.10        9.10         9.50      9.50        9.50
         Third Quarter                       9.50      7.90        9.04         9.50      6.67        9.82
         Fourth Quarter                       (2)       (2)         (2)         9.50      9.09        9.36

(1)      A total of 22,979 and 29,614 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1997  and  1996,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996 the Partnership declared cash distributions in the aggregate amounts of $3,150,004 and $3,185,004, respectively, to the Limited Partners. During the quarter ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $35,000 which represented cumulative excess operating reserves. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                1997              1996
         -------------              --------          ------
         March 31                   $787,501          $787,501
         June 30                     787,501           787,501
         September 30                787,501           787,501
         December 31                 787,501           822,501

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                  1997           1996             1995            1994            1993
                             -------------- --------------   -------------   -------------   -------------
Year ended December 31:
   Revenues (1)                $  3,230,343   $  3,404,066    $  3,428,147    $  3,362,394    $  3,504,029
   Net income (3)                 2,937,632      2,960,299       2,987,971       3,003,583       3,116,862
   Cash distributions
      declared (2)                3,150,004      3,185,004       3,185,004       3,150,002       3,150,000
   Net income per Unit                 0.83           0.84            0.85            0.85            0.88
   Cash distributions
      declared per Unit (2)            0.90           0.91            0.91            0.90            0.90

At December 31:
   Total assets                 $31,096,421    $31,343,847     $31,517,255     $31,735,391     $31,854,573
   Partners' capital             30,147,224     30,359,596      30,584,301      30,781,334      30,927,753

(1)      Revenues include equity in earnings of joint ventures.

(2) Distributions for the years ended December 31, 1996 and 1995, each include a special distribution to the Limited Partners of $35,000, which represented cumulative excess operating reserves.

(3) Net income for the year ended December 31, 1997, includes $199,643 from a gain on sale of land and building.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,157,964, $3,356,240 and $3,098,276 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997, as compared to 1996 is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital. The increase in cash from operations during 1996, as compared to 1995, is primarily due to changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

         In June 1997, the Partnership sold its Property in Alpharetta, Georgia, and received net sales proceeds of $1,053,571, resulting in a gain for financial reporting purposes of $199,643. This Property was originally acquired by the Partnership in September 1991 and had a cost of approximately $711,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $342,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $1,049,800 of these net sales proceeds in an IHOP Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1997, the Partnership owned a 67.23% interest in the Property. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Alpharetta, Georgia, and the reinvestment of the proceeds in an IHOP Property in Englewood, Colorado, will qualify as a like-kind exchange transaction for federal income tax purposes.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,250,388 invested in such short-term investments as compared to $1,288,618 at December 31, 1996. The funds remaining at December 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $77,999, $97,032 and $88,563, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $4,619 and $1,405, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $944,578 at December 31, 1997, from $982,846 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the Limited Partners of $35,000, at December 31, 1996, which was paid in January 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,004 for the year ended December 31, 1997 and $3,185,004 for each of the years ended December 31, 1996 and 1995. This represents a distribution of $0.90 per Unit for the year ended December 31, 1997 and $0.91 per Unit for each of the years ended December 31, 1996 and 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During the years ended December 31, 1997, 1996 and 1995, the Partnership owned and leased 27 wholly-owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997). In addition, during 1997, 1996 and 1995, the Partnership was a co-venturer in two separate joint ventures that each owned and leased six properties and one joint venture that owned and leased one Property. During 1997, the Partnership also owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 40 Properties, which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $50,400 to $171,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $2,572,954, $2,771,319 and $2,807,108, respectively, in rental income from operating leases and earned income from direct financing leases from the Partnership's wholly owned Properties. The decrease in rental and earned income in 1997, as compared to 1996, is partially due to a decrease in rental and earned income of approximately $65,000 during 1997, due to the fact that during April 1997, the operator of the Property in Copley Township, Ohio, ceased operations of the Property and the Partnership ceased recording rental income and wrote-off the allowance for doubtful accounts. The Partnership re-leased this Property to Shells Seafood Restaurants in September 1997 and rent commenced December 1997. The decrease in rental and earned income during 1996, as compared to 1995, is primarily the result of the fact that during 1996, the Partnership established an allowance for doubtful accounts relating to the same Property in Copley Township, Ohio.

         Rental and earned income also decreased during 1997, as compared to 1996, due to the fact that the Partnership established an allowance for doubtful accounts of approximately $70,000 during 1997, relating to the Perkins Properties in Williamsville and Rochester, New York, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during 1996. The Partnership intends to pursue collection of past due amounts from this tenant and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased approximately $51,800 during 1997, as a result of the sale of the Property in Alpharetta, Georgia, in June 1997. In July 1997, the Partnership reinvested the net sales proceeds in a Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners, as discussed above in "Liquidity and Capital Resources."

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $74,867, $120,999 and $110,036, respectively, in contingent rental income. The decrease in contingent rental income for 1997, as compared to 1996, is primarily attributable to a change in the contingent rent formula (consisting of an increase to the sales breakpoint on which contingent rents are computed) in accordance with the terms of the leases, for certain restaurant Properties requiring the payment of contingent rental income. The increase in contingent rental income during 1996, as compared to 1995, is primarily a result of increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $537,853, $460,400 and $453,794, respectively, in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997, as compared to 1996 and 1995, is primarily due to the fact that in July 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Alpharetta, Georgia, in an IHOP Property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners.

         During at least one of the years ended December 31, 1997, 1996 and 1995, five of the Partnership's lessees (or group of affiliated lessees), Carrols Corporation, TPI Restaurants, Inc., Flagstar Enterprises, Inc., Golden Corral Corporation and Burger King Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and one
Property owned as tenants-in-common). As of December 31, 1997, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to five restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 and 1995, four Restaurant Chains, Burger King, Hardee's, Golden Corral and Shoney's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and one Property owned as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $492,354, $443,767 and $440,176 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses for 1997, as compared to 1996, is partially attributable to the fact that the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio. Due to the fact that the former tenant ceased operating the Property in April 1997, the General Partners believe collection of this amount is doubtful. In addition, the increase in operating expenses during 1997, was partially due to the fact that during 1997, the Partnership recorded past due real estate taxes relating to the Property in Copley Township, Ohio of $23,191. The Partnership recorded $9,905 of such expense during 1996. In addition, the increase in operating expenses for 1997, as compared to 1996, was partially attributable to the fact that the Partnership recorded approximately $7,600 in real estate tax expense in 1997 relating to the Perkins Properties in Williamsville and Rochester, New York, which are leased by the same tenant, due to the financial difficulties the tenant is experiencing. The Partnership intends to pursue collection of such amounts and will recognize such amounts as income if collected. No real estate tax expense was recorded for these Properties in 1996.

         The increase in operating expenses during 1996, as compared to 1995, is primarily a result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         As a result of the 1997 sale of the Property in Alpharetta, Georgia, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $199,643 for the year ended December 31, 1997. No Properties were sold during 1996 or 1995.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on its computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                    Page

Report of Independent Accountants                    12

Financial Statements:

  Balance Sheets                                     13

  Statements of Income                               14

  Statements of Partners' Capital                    15

  Statements of Cash Flows                           16

  Notes to Financial Statements                      18

                        Report of Independent Accountants



To the Partners
CNL Income Fund IX, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund IX, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund IX, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
-------------------------------------


Orlando, Florida
January 12, 1998

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                           December 31,
            ASSETS                                  1997             1996
            ------                               -----------      ----------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $14,163,111      $14,797,549
Net investment in direct
  financing leases                                 7,482,757        7,964,985
Investment in joint ventures                       6,619,364        5,708,555
Cash and cash equivalents                          1,250,388        1,288,618
Receivables, less allowance for
  doubtful accounts of $108,316
  and $28,983                                         96,134           75,256
Prepaid expenses                                       3,924            3,845
Lease costs, less accumulated
  amortization of $77 in 1997                         14,923               -
Accrued rental income                              1,465,820        1,505,039
                                                 -----------      -----------

                                                 $31,096,421      $31,343,847
                                                 ===========      ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     4,490      $     4,987
Accrued and escrowed real estate
  taxes payable                                       45,591           61,618
Distributions payable                                787,501          822,500
Due to related parties                                 4,619            1,405
Rents paid in advance and deposits                   106,996           93,741
                                                 -----------      -----------
    Total liabilities                                949,197          984,251

Partners' capital                                 30,147,224       30,359,596
                                                 -----------      -----------

                                                 $31,096,421      $31,343,847
                                                 ===========      ===========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                             Year Ended December 31,
                                                                1997                 1996                 1995
                                                             ----------           ----------           -------
Revenues:
  Rental income from
    operating leases                                         $1,742,351           $1,854,245           $1,880,854
  Earned income from direct
    financing leases                                            830,603              917,074              926,254
  Contingent rental income                                       74,867              120,999              110,036
  Interest and other income                                      44,669               51,348               57,209
                                                             ----------           ----------           ----------
                                                              2,692,490            2,943,666            2,974,353
                                                             ----------           ----------           ----------

Expenses:
  General operating and
    administrative                                              153,175              152,437              130,167
  Professional services                                          24,658               26,610               20,566
  Bad debt expense                                               21,000                   -                    -
  Real estate taxes                                              30,835                9,906               24,837
  State and other taxes                                          11,126                2,775               11,123
  Depreciation and
    amortization                                                251,560              252,039              253,483
                                                             ----------           ----------           ----------
                                                                492,354              443,767              440,176
                                                             ----------           ----------           ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Gain on Sale
  of Land and Building                                        2,200,136            2,499,899            2,534,177

Equity in Earnings of
  Joint Ventures                                                537,853              460,400              453,794

Gain on Sale of Land
  and Building                                                  199,643                   -                    -
                                                             ----------           ----------           ---------

Net Income                                                   $2,937,632           $2,960,299           $2,987,971
                                                             ==========           ==========           ==========

Allocation of Net Income:
  General partners                                           $   27,380           $   29,603           $   29,880
  Limited partners                                            2,910,252            2,930,696            2,958,091
                                                             ----------           ----------           ----------

                                                             $2,937,632           $2,960,299           $2,987,971
                                                             ==========           ==========           ==========

Net Income Per Limited
  Partner Unit                                               $     0.83           $     0.84           $     0.85
                                                             ==========           ==========           ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                 3,500,000            3,500,000            3,500,000
                                                             ==========           ==========           ==========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                 General Partners                      Limited Partners
                                         Accumu-                                      Accumu-
                              Contri-    lated        Contri-         Distri-         lated        Syndication
                              butions   Earnings      butions         butions        Earnings         Costs           Total
                              -------   --------    -----------    ------------    -----------     -----------     --------
Balance, December 31, 1994    $ 1,000   $102,909    $35,000,000    $(10,320,575)   $10,188,000     $(4,190,000)    $30,781,334

  Distributions to limited
    partners ($0.91 per
    limited partner unit)          -          -              -       (3,185,004)            -               -       (3,185,004)
  Net income                       -      29,880             -               -       2,958,091              -        2,987,971
                              -------   --------    -----------    ------------    -----------     -----------     -----------

Balance, December 31, 1995      1,000    132,789     35,000,000     (13,505,579)    13,146,091      (4,190,000)     30,584,301

  Distributions to limited
    partners ($0.91 per
    limited partner unit)          -          -              -       (3,185,004)            -               -       (3,185,004)
  Net income                       -      29,603             -               -       2,930,696              -        2,960,299
                              -------   --------    -----------    ------------    -----------     -----------     -----------

Balance, December 31, 1996      1,000    162,392     35,000,000     (16,690,583)    16,076,787      (4,190,000)     30,359,596

  Distributions to limited
    partners ($0.90 per
    limited partner unit)          -          -              -       (3,150,004)            -               -       (3,150,004)
  Net income                       -      27,380             -               -       2,910,252              -        2,937,632
                              -------   --------    -----------    ------------    -----------     -----------     -----------

Balance, December 31, 1996    $ 1,000   $189,772    $35,000,000    $(19,840,587)   $18,987,039     $(4,190,000)    $30,147,224
                              =======   ========    ===========    ============    ===========     ===========     ===========






                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                                1997                 1996                 1995
                                                            -----------          -----------          --------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                                           $ 2,666,373          $ 2,900,048          $ 2,608,733
        Distributions from
          joint ventures                                        676,806              603,833              602,845
        Cash paid for expenses                                 (229,884)            (186,126)            (157,127)
        Interest received                                        44,669               38,485               43,825
                                                            -----------          -----------          -----------
            Net cash provided
              by operating
              activities                                      3,157,964            3,356,240            3,098,276
                                                            -----------          -----------          -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          land and building                                   1,053,571                   -                    -
        Investment in joint
          venture                                            (1,049,762)                  -                    -
        Payment of lease costs                                  (15,000)                  -                    -
                                                            -----------          -----------          ----------
            Net cash used
              in investing
              activities                                        (11,191)                  -                    -
                                                            -----------          -----------          ----------

    Cash Flows From Financing
      Activities:
        Distributions to
          limited partners                                   (3,185,003)          (3,185,004)          (3,150,004)
                                                            -----------          -----------          -----------
            Net cash used in
              financing
              activities                                     (3,185,003)          (3,185,004)          (3,150,004)
                                                            -----------          -----------          -----------

Net Increase (Decrease) in
  Cash and Cash Equivalents                                     (38,230)             171,236              (51,728)

Cash and Cash Equivalents at
  Beginning of Year                                           1,288,618            1,117,382            1,169,110
                                                            -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                                               $ 1,250,388          $ 1,288,618          $ 1,117,382
                                                            ===========          ===========          ===========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                            Year Ended December 31,
                                                                1997                 1996                 1995
                                                            -----------          -----------          --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                              $ 2,937,632          $ 2,960,299          $ 2,987,971
                                                            -----------          -----------          -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                            251,483              251,483              251,483
        Amortization                                                 77                  556                2,000
        Equity in earnings of
          joint ventures, net of
          distributions                                         138,953              143,433              149,051
        Gain on sale of land
          and building                                         (199,643)                  -                    -
        Decrease (increase) in
          receivables                                           (20,878)              87,823              (21,714)
        Increase in prepaid
          expenses                                                  (79)              (2,913)                (932)
        Decrease in net investment
          in direct financing
          leases                                                121,311               89,696               73,784
        Increase in accrued
          rental income                                         (70,837)            (225,434)            (287,264)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                      (16,524)              12,111               32,889
        Increase (decrease) in
          due to related parties                                  3,214               (4,639)               6,044
        Increase (decrease) in
          rents paid in advance
          and deposits                                           13,255               43,825              (95,036)
                                                            -----------          -----------          -----------
            Total adjustments                                   220,332              395,941              110,305
                                                            -----------          -----------          -----------

Net Cash Provided by Operating
  Activities                                                $ 3,157,964          $ 3,356,240          $ 3,098,276
                                                            ===========          ===========          ===========

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Distributions declared and
      unpaid at December 31                                 $   787,501          $   822,500          $   822,500
                                                            ===========          ===========          ===========

    Land and building under
      operating lease
      simultaneously exchanged
      for land and building
      under operating lease                                 $        -           $   406,768          $        -
                                                            ===========          ===========          ==========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continued to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in three joint ventures and a property in Englewood, Colorado, for which the property is held as tenants-in-common with an affiliate, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

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

         Lease costs - Lease costs associated with negotiating a new lease are amortized over the term of the new lease using the straight-line method.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                              1997                   1996
                                           -----------            -----------

                  Land                     $ 8,207,939            $ 8,590,894
                  Buildings                  7,452,942              7,452,942
                                           -----------            -----------
                                            15,660,881             16,043,836
                  Less accumulated
                    depreciation            (1,497,770)            (1,246,287)
                                           -----------            -----------

                                           $14,163,111            $14,797,549
                                           ===========            ===========

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings - Continued:

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

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $70,837, $225,434 and $287,264, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                            $ 1,766,123
                  1999                              1,766,123
                  2000                              1,766,123
                  2001                              1,802,660
                  2002                              1,933,986
                  Thereafter                       12,647,153
                                                  -----------

                                                  $21,682,168

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings - Continued:

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1997            1996
                                               ------------    -----------

                  Minimum lease payments
                    receivable                 $ 13,764,606    $ 15,621,897
                  Estimated residual
                    values                        2,495,379       2,590,434
                  Less unearned income           (8,777,228)    (10,247,346)
                                               ------------    ------------

                  Net investment in
                    direct financing
                    leases                     $  7,482,757    $  7,964,985
                                               ============    ============

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1997:

                  1998                                $   968,047
                  1999                                    968,047
                  2000                                    968,047
                  2001                                    975,586
                  2002                                    999,905
                  Thereafter                            8,884,974
                                                      -----------

                                                      $13,764,606

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

5.       Investment in Joint Ventures:

         The Partnership has a 45.2%, a 50 percent and a 27.33% interest in the profits and losses of CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In July 1997, the Partnership used the net sales proceeds from the sale of the property in Alpharetta, Georgia, to acquire a 67.23% interest in an IHOP property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

         CNL Restaurant Investments II and CNL Restaurant Investments III each own and lease six properties to an operator of national fast-food restaurants and Ashland Joint Venture owns and leases one property to an operator of national fast-food restaurants. The Partnership and an affiliate, as tenants in common own and lease one property to an operator of a national family-style restaurant. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                    1997            1996
                                                -----------     ------------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                $12,582,754     $12,359,586
                  Net investment in
                    direct financing
                    lease                         1,003,680              -
                  Cash                               15,124           1,497
                  Receivables                        35,773          13,840
                  Prepaid expenses                   23,544          22,543
                  Accrued rental income              11,620              -
                  Liabilities                        14,280           1,198
                  Partners' capital              13,658,215      12,396,268
                  Revenues                        1,506,380       1,362,027
                  Net income                      1,141,755       1,000,884

         The Partnership recognized income totalling $537,853, $460,400 and $453,794 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions   of  net  cash  flow  and  a  return  of  their  capital
         contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the year ended December 31, 1997, the Partnership declared distributions to the limited partners of $3,150,004 and during each of the years ended December 31, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,185,004. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   1997                1996               1995
                                                                ----------          ----------         -------
                  Net income for financial
                    reporting purposes                          $2,937,632          $2,960,299         $2,987,971

                  Depreciation for tax
                    reporting purposes
                    in excess of depreci-
                    ation for financial
                    reporting purposes                            (116,620)           (123,734)          (123,820)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                             121,311              89,696             73,784

                  Gain on sale of land and
                    building for financial
                    reporting purposes in
                    excess of gain for tax
                    reporting purposes                            (195,820)                 -                  -

                  Equity  in  earnings of
                    joint ventures for tax
                    reporting purposes in
                    excess of equity in
                    earnings of joint
                    ventures for financial
                    reporting purposes                              36,745              37,469             37,469

                  Accrued rental income                            (70,837)           (225,434)          (287,264)

                  Rents paid in advance                             13,255              43,825            (95,036)

                  Allowance for doubtful
                    accounts                                        79,333              14,221            (11,173)
                                                                ----------          ----------         ----------

                  Net income for federal
                    income tax purposes                         $2,804,999          $2,796,342         $2,581,931
                                                                ==========          ==========         ==========

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

8.       Related Party Transactions - Continued:

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $79,234, $82,487 and $64,398 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties at December 31, 1997 and 1996, totalled $4,619 and $1,405, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the years ended December 31:

                                              1997        1996        1995
                                            --------    --------    ------

                  Burger King
                    Corporation and
                    BK Acquisition,
                    Inc.                    $649,445    $623,949    $617,694
                  TPI Restaurants, Inc.      556,700     565,351     562,259
                  Carrols Corporation        440,057     442,286     444,866
                  Flagstar Enterprises,
                    Inc.                     436,312     460,762     486,188
                  Golden Corral
                    Corporation              337,337     328,975     329,997

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the years ended December 31:

                                              1997        1996         1995
                                           ----------  ----------   ----------

                  Burger King              $1,249,715  $1,310,994   $1,293,094
                  Shoney's                    808,675     889,148      904,534
                  Hardees                     436,312     460,762      486,188
                  Golden Corral Family
                    Steakhouse
                    Restaurants               337,337     328,975      329,997

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                    Name of Partner                      Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement to affiliates for          Operating expenses are  reimbursed       Operating expenses incurred on
Operating expenses                       at the lower of cost or 90  percent      behalf of the Partnership:
                                         of the prevailing rate at which          $77,999
                                         comparable services could have
                                         been obtained in the same                 Accounting and administrative
                                         geographic area.  Affiliates of the       services:  $79,234
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated manage-             One percent of the sum of gross             $ - 0 -
ment fee to affiliates                   operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership   plus  the   Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is  a  co-venturer,   subordinated   to
                                         certain  minimum returns to the Limited
                                         Partners.  The  management fee will not
                                         exceed  competitive fees for comparable
                                         services.  Due to the fact  that  these
                                         fees are non-cumulative, if the Limited
                                         Partners  do  not  receive   their  10%
                                         Preferred   Return  in  any  particular
                                         year, no management fees will be due or
                                         payable for such year.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  10.1 Management Agreement between CNL Income Fund IX, Ltd. and CNL Investment Company (Filed herewith.)

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant files no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.

                                            CNL INCOME FUND IX, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE, President


                                            By:    ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------------
                                                   ROBERT A. BOURNE


                                            By:    JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                    --------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 13, 1998
---------------------------------------- (Principal Financial and Accounting
Robert A. Bourne                         Officer)



/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director                 March 13, 1998
---------------------------------------  (Principal Executive Officer)
James M. Seneff, Jr.

==========================================================================================================================


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                       Additions                       Deductions
                             Balance at       Charged to        Charged to        Deemed                        Balance
                              Beginning        Costs and          Other          Uncollec-     Collec-          at End
Year     Description           of Year         Expenses          Accounts          tible         ted            of Year
----     -----------         ----------       ----------        ----------       ---------     -------        ---------

1995     Allowance for
           doubtful
           accounts (a)      $122,922          $ -              $ 10,593 (b)      $116,023     $2,730          $ 14,762
                             ========          ====             ========          ========     ======          ========


1996     Allowance for
           doubtful
           accounts (a)      $ 14,762          $ -              $ 22,298 (b)      $  8,077     $   -           $ 28,983
                             ========          ====             ========          ========     ======          ========


1997     Allowance for
           doubtful
           accounts (a)      $ 28,983          $ -              $107,293 (b)      $ 27,960     $   -            $108,316
                             ========          ====             ========          ========     ======           ========


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b) Reduction of rental and other income.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                           Costs Capitalized
                                                                                               Subsequent
                                                              Initial Cost                  To Acquisition
                                                                        Buildings
                                        Encum-                             and           Improve-     Carrying
                                       brances           Land          Improvements       ments        Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Shelby, North Carolina                -         $  289,663         $       -       $     -      $     -
      Maple Heights, Ohio                   -            430,563            454,823            -            -
      Suwanee, Georgia                      -            437,658                 -             -            -
      Watertown, New York                   -            360,181            529,594            -            -
      Carrboro, North Carolina              -            406,768                 -             -            -

    Denny's Restaurants:
      Grand Prairie, Texas                  -            240,876             96,580       161,889           -
      North Baltimore, Ohio                 -            133,187            361,010            -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Brownsville, Texas                  -            518,605            988,611            -            -
        Tyler, Texas                        -            652,103            982,353            -            -

    Hardee's Restaurants:
      Farragut, Tennessee                   -            308,269            455,341            -            -
      Greenville, South Carolina            -            310,545            511,438            -            -

    Perkins Restaurants:
      Williamsville, New York               -            349,299                 -             -            -
      Rochester, New York                   -            503,527                 -             -            -

    Shell's Seafood Restaurants:
      Copley Township, Ohio                 -            361,412            552,301            -            -

    Shoney's Restaurants:
      Windcrest, Texas                      -            445,983            670,370            -            -
      Wildwood, Florida                     -            420,416                 -             -            -
      Bedford, Indiana                      -            262,103                 -             -            -
      Grenada, Mississippi                  -            335,001            454,723            -            -
      Huntsville, Alabama (g)               -            638,400            717,302            -            -
      Corpus Christi, Texas                 -            803,380            516,607            -            -
                                                      ----------         ----------      --------     -------

                                                      $8,207,939         $7,291,053      $161,889     $     -
                                                      ==========         ==========      ========     =======


                                                                                                                         Life
                                                                                                                      on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  289,663              (f)            $   289,663             (d)              1985            05/91            (d)
           430,563         $    454,823            885,386          $   99,729          1980           06/91              (b)
           437,658              (f)                437,658             (d)              1991            11/91            (d)
           360,181              529,594            889,775             108,337          1986           11/91             (b)
           406,768              (f)                406,768             (d)              1983            12/96(j)          (d)


           240,876              258,469            499,345              53,348          1991           08/91            (b)
           133,187              361,010            494,197              51,776          1986           11/91            (h)



           518,605              988,611          1,507,216             215,508          1990           06/91            (b)
           652,103              982,353          1,634,456             214,144          1990           06/91            (b)


           308,269              455,341            763,610              94,561          1991           10/91            (b)
           310,545              511,438            821,983             105,651          1991           10/91            (b)


           349,299                (f)              349,299               (d)            1986            12/91           (d)
           503,527                (f)              503,527               (d)            1988            12/91           (d)


           361,412              552,301            913,713              61,462          1991           12/91            (i)


           445,983              670,370          1,116,353             142,768          1991           08/91            (b)
           420,416               (f)               420,416               (d)            1991           08/91            (d)
           262,103               (f)               262,103               (d)            1991           08/91            (d)
           335,001              454,723            789,724              94,807          1991           09/91            (b)
           638,400              717,302          1,355,702             149,291          1989           10/91            (b)
           803,380              516,607          1,319,987             106,388          1991           10/91            (b)
        ----------         ------------        -----------          ----------

        $8,207,939         $  7,452,942        $15,660,881          $1,497,770
        ==========         ============        ===========          ==========


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                          Costs Capitalized
                                                                                                            Subsequent
                                                                       Initial Cost                        To Acquisition
                                                                                    Buildings
                                                    Encum-                             and           Improve-     Carrying
                                                   brances           Land          Improvements       ments        Costs
Properties of Joint Venture in Which the
  Partnership  has a 45.2% Interest and
  has Invested in Under Operating Leases:

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
                                                                  ==========         ==========      ========     =======

Property of Joint Venture in
  Which the Partnership has a
  67.23% Interest and has Invested
  in Under Operating Lease:

    IHOP:
      Englewood, Colorado                               -         $  552,590                 -       $     -      $     -
                                                                  ==========         ==========      ========     =======




                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                   Depreciation
                       at Close of Period (c)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------







        $  345,696           $  651,985        $   997,681          $  136,113          1986           09/91              (b)
           350,479              623,615            974,094             130,190          1986           09/91              (b)
           277,192              982,200          1,259,392             205,051          1987           09/91              (b)
           174,019              986,879          1,160,898             206,028          1988           09/91              (b)
           264,239              662,265            926,504             138,259          1988           09/91              (b)
           155,553              657,159            812,712             137,193          1990           09/91              (b)
        ----------           ----------        -----------          ----------

        $1,567,178           $4,564,103        $ 6,131,281          $  952,834
        ==========           ==========        ===========          ==========








        $  338,800           $  650,109        $   988,909          $  124,797          1990           03/92              (b)
           429,883              342,455            772,338              65,739          1990           03/92              (b)
           350,932              773,129          1,124,061             148,413          1989           03/92              (b)
           514,815              838,536          1,353,351             160,968          1987           03/92              (b)
           203,095              719,226            922,321             138,065          1988           03/92              (b)
           406,259              998,023          1,404,282             191,583          1987           03/92              (b)
        ----------           ----------        -----------          ----------

        $2,243,784           $4,321,478        $ 6,565,262          $  829,565
        ==========           ==========        ===========          ==========







        $  293,478           $  997,104        $ 1,290,582          $  174,562          1987           10/92              (b)
        ==========           ==========        ===========          ==========







        $  552,590                   (f)                  $   552,590            (d)        1996            07/97         (d       )
        ==========               ==========               ===========         ==========


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                           Costs Capitalized
                                                                                                Subsequent
                                                             Initial Cost                      To Acquisition
                                                                         Buildings
                                         Encum-                             and           Improve-     Carrying
                                        brances           Land          Improvements       ments        Costs
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Shelby, North Carolina                 -         $       -          $  622,661      $     -      $     -
      Suwanee, Georgia                       -                 -             330,541            -            -
      Carrboro, North Carolina               -                 -             587,775            -            -

    Denny's Restaurants:
      Alliance, Ohio                         -             92,120                 -        490,706           -
      Bluffton, Ohio                         -            150,380            538,173            -            -

    Hardee's Restaurants:
      Millbrook, Alabama                     -            125,703            541,865            -            -
      Greeneville, Tennessee                 -            127,449            402,926            -            -
      Wooster, Ohio                          -            137,427            537,227            -            -
      Auburn, Alabama                        -             85,890            364,269            -            -

    Perkins Restaurants:
      Williamsville, New York                -                 -             712,723            -            -
      Rochester, New York                    -                 -             648,182            -            -

    Shoney's Restaurants:
      Wildwood, Florida                      -                 -             846,903            -            -
      Bedford, Indiana                       -                 -             540,604            -            -
                                                       ----------         ----------      --------     -------

                                                       $  718,969         $6,673,849      $490,706     $     -
                                                       ==========         ==========      ========     =======

Property of Joint Venture in
  Which the Partnership has a
  67.23% Interest and has Invested
  in Under Operating Lease:

    IHOP:
      Englewood, Colorado                    -         $       -          $1,008,839      $     -      $     -
                                                       ==========         ==========      ========     =======



                                                                                                                         Life
                                                                                                                       on Which
                     Gross Amount at Which Carried                                                                   Depreciation
                       at Close of Period (c)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





             -                       (f)                  (f)             (d)               1985            05/91         (d)
             -                       (f)                  (f)             (d)               1991            11/91         (d)
             -                       (f)                  (f)             (d)               1983            12/96(j)      (d)


                (f)                    (f)                (f)             (e)               1992            10/91         (e)
                (f)                    (f)                (f)             (e)               1986            10/91         (e)


                (f)                    (f)                (f)             (e)               1991            10/91         (e)
                (f)                    (f)                (f)             (e)               1991            10/91         (e)
                (f)                    (f)                (f)             (e)               1991            10/91         (e)
                (f)                    (f)                (f)             (e)               1991            10/91         (e)


             -                       (f)                  (f)             (d)               1986            12/91         (d)
             -                       (f)                  (f)             (d)               1988            12/91         (d)


             -                       (f)                  (f)             (d)               1991            08/91         (d)
             -                       (f)                  (f)             (d)               1991            08/91         (d)









        $    -                       (f)                      (f)            (d)            1996            07/97         (d)
        ==========               ===========              ===========     ========



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                             Accumulated
                                                              Cost           Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994        $15,491,535          $  743,321
                        Reclassified to operating
                          lease                               552,301                  -
                        Depreciation expense                       -              251,483
                                                          -----------          ----------

                        Balance, December 31, 1995         16,043,836             994,804
                        Disposition                          (406,768)                 -
                        Acquisition                           406,768                  -
                        Depreciation expense                       -              251,483
                                                          -----------          ----------

                        Balance, December 31, 1996         16,043,836           1,246,287
                        Disposition                          (382,955)                 -
                        Depreciation expense                       -              251,483
                                                          -----------          ----------

                        Balance December 31, 1997         $15,660,881          $1,497,770
                                                          ===========          ==========


                    Properties of Joint Venture in
                      Which the Partnership  has a
                      45.2% Interest and has Invested
                      in Under Operating Leases:

                        Balance, December 31, 1994        $ 6,131,281          $  496,424
                        Depreciation expense                       -              152,137
                                                          -----------          ----------

                        Balance, December 31, 1995          6,131,281             648,561
                        Depreciation expense                       -              152,137
                                                          -----------          ----------

                        Balance, December 31, 1996          6,131,281             800,698
                        Depreciation expense                       -              152,136
                                                          -----------          ----------

                        Balance, December 31, 1997        $ 6,131,281          $  952,834
                                                          ===========          ==========



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                        Accumulated
                                                                        Cost            Depreciation
                    Properties of Joint Venture in
                      Which the  Partnership  has a
                      50% Interest and has Invested
                      in Under Operating Leases:

                        Balance, December 31, 1994                   $ 6,565,262          $  397,417
                        Depreciation expense                                  -              144,050
                                                                     -----------          ----------

                        Balance, December 31, 1995                     6,565,262             541,467
                        Depreciation expense                                  -              144,049
                                                                     -----------          ----------

                        Balance, December 31, 1996                     6,565,262             685,516
                        Depreciation expense                                  -              144,049
                                                                     -----------          ----------

                        Balance, December 31, 1997                   $ 6,565,262          $  829,565
                                                                     ===========          ==========


                    Property of Joint Venture in
                      Which the Partnership has
                      a 27.33% Interest and has
                      Invested in Under Operating Lease:

                        Balance, December 31, 1994                   $ 1,290,582          $   74,851
                        Depreciation expense                                  -               33,237
                                                                     -----------          ----------

                        Balance, December 31, 1995                     1,290,582             108,088
                        Depreciation expense                                  -               33,237
                                                                     -----------          ----------

                        Balance, December 31, 1996                     1,290,582             141,325
                        Depreciation expense                                  -               33,237
                                                                     -----------          ----------

                        Balance, December 31, 1997                   $ 1,290,582          $  174,562
                                                                     ===========          ==========


                    Property in Which the Partnership
                      has a 69.23% Interest as
                      Tenants-in-Common and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1996                   $        -           $       -
                        Acquisition                                      552,590                  -
                        Depreciation expense (d)                              -                   -
                                                                     -----------          ---------

                        Balance, December 31, 1997                   $   552,590          $       -
                                                                     ===========          =========


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $23,476,756 and $15,036,874, respectively. All of the leases are treated as operating leases for federal income tax purposes

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

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

(i) Effective January 1, 1995, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1995, and depreciated over its remaining estimated life of approximately 27 years. During 1997, the Partnership released this Property to Shells Seafood Restaurants.

(j) This Property was simultaneously exchanged for a Burger King Property previously owned and located in Woodmere, Ohio, during 1996.

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

        10.1 Management Agreement between CNL Income Fund IX, Ltd. and CNL Investment Company (Filed herewith.)

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

        27        Financial Data Schedule (Filed herewith.)