Form 10-Q
period 1998-03-31
CNL INCOME FUND IX LTD
filed 1998-05-08
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                            -------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-20017


                            CNL Income Fund IX, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                        59-3004138
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                               32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                    (407) 422-1574


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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             March 31,       December 31,
             ASSETS                            1998              1997
             ------                         -----------      --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,560,640 and
  $1,497,770                                $14,100,241     $14,163,111
Net investment in direct financing
  leases                                      7,450,903       7,482,757
Investment in joint ventures                  6,560,475       6,619,364
Cash and cash equivalents                     1,266,941       1,250,388
Receivables, less allowance for
  doubtful accounts of $127,430 and
  $108,316                                      102,302          96,134
Prepaid expenses                                  7,338           3,924
Lease costs, less accumulated
  amortization of $452 and $77                   14,548          14,923
Accrued rental income                         1,484,062       1,465,820
                                            -----------     -----------

                                            $30,986,810     $31,096,421
                                            ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     7,187     $     4,490
Accrued and escrowed real estate
  taxes payable                                  33,182          45,591
Distributions payable                           857,501         787,501
Due to related parties                            6,619           4,619
Rents paid in advance and deposits               83,379         106,996
                                            -----------     -----------
    Total liabilities                           987,868         949,197

Partners' capital                            29,998,942      30,147,224
                                            -----------     -----------

                                            $30,986,810     $31,096,421
                                            ===========     ===========






            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended
                                                           March 31,
                                                      1998            1997
                                                   ----------      ----------

Revenues:
  Rental income from operating leases              $  445,135      $  444,367
  Earned income from direct financing
    leases                                            210,157         220,754
  Contingent rental income                             31,602          12,271
  Interest and other income                            11,621          12,663
                                                   ----------      ----------
                                                      698,515         690,055
                                                   ----------      ----------

Expenses:
  General operating and administrative                 33,378          33,240
  Bad debt expense                                         -           21,000
  Professional services                                 6,336           4,352
  Real estate taxes                                        -           14,318
  State and other taxes                                14,145          10,976
  Depreciation and amortization                        63,245          62,871
                                                   ----------      ----------
                                                      117,104         146,757
                                                   ----------      ----------

Income Before Equity in Earnings of
  Joint Ventures                                      581,411         543,298

Equity in Earnings of Joint Ventures                  127,808         106,248
                                                   ----------      ----------

Net Income                                         $  709,219      $  649,546
                                                   ==========      ==========

Allocation of Net Income:
  General partners                                 $    7,092      $    6,495
  Limited partners                                    702,127         643,051
                                                   ----------      ----------

                                                   $  709,219      $  649,546
                                                   ==========      ==========

Net Income Per Limited Partner Unit                $     0.20      $     0.18
                                                   ==========      ==========

Weighted Average Number of Limited
  Partner Units Outstanding                         3,500,000       3,500,000
                                                   ==========       =========












            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Quarter Ended              Year Ended
                                        March 31,               December 31,
                                          1998                      1997
                                      -------------             --------

General partners:
  Beginning balance                    $   190,772               $   163,392
  Net income                                 7,092                    27,380
                                       -----------               -----------
                                           197,864                   190,772
                                       -----------               -----------

Limited partners:
  Beginning balance                     29,956,452                30,196,204
  Net income                               702,127                 2,910,252
  Distributions ($0.25 and $0.90
    per limited partner unit,
    respectively)                         (857,501)               (3,150,004)
                                       -----------               -----------
                                        29,801,078                29,956,452
                                       -----------               -----------

Total partners' capital                $29,998,942               $30,147,224
                                       ===========               ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                            March 31,
                                                      1998           1997
                                                   ----------     ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $  804,054     $  785,366
                                                   ----------     ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                   (787,501)      (822,500)
                                                   ----------     ----------
            Net cash used in
              financing activities                   (787,501)      (822,500)
                                                   ----------     ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                     16,553        (37,134)

Cash and Cash Equivalents at
  Beginning of Quarter                              1,250,388      1,288,618
                                                   ----------     ----------

Cash and Cash Equivalents at End
  of Quarter                                       $1,266,941     $1,251,484
                                                   ==========     ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter                     $  857,501     $  787,501
                                                   ==========     ==========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 40 Properties, including interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants in common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $804,054 and $785,366 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,266,941 invested in such short-term investments, as compared to $1,250,388 at December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $987,868 at March 31, 1998, from $949,197 at December 31, 1997, primarily as a result of the Partnership's accruing a special distribution of accumulated, excess operating reserves payable to the limited partners of $70,000 at March 31, 1998. The increase is partially offset by a decrease in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $857,501 and $787,501 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $0.25 and $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased 28 wholly owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997) and during the quarter ended March 31, 1998, the Partnership owned and leased 27 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $655,292 and $665,121, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income was partially attributable to the Partnership establishing an allowance for doubtful accounts of approximately $14,600 relating to the Property in Grand Prairie, Texas, during the quarter ended March 31, 1998, due to continuing financial difficulties the tenant is experiencing. No such allowance was established during the quarter ended March 31, 1997. The Partnership intends to pursue collection of past due amounts from this tenant and will recognize such amounts as income if collected. In addition, rental and earned income decreased approximately $24,700 during the quarter ended March 31, 1998, as a result of the sale of the Property in Alpharetta, Georgia, in June 1997. The Partnership reinvested the net sales proceeds in an additional Property as tenants-in-common with affiliates of the general partners, in July 1997, resulting in an increase in equity in earnings of joint ventures as described below.

         The decrease in rental and earned income was partially offset by the fact that during the quarter ended March 31, 1997, the Partnership established allowances for doubtful accounts of approximately $10,600 and $21,000, relating to the Properties in Rochester, New York and Copley Township, Ohio, respectively, due to financial difficulties the tenants were experiencing. No such allowances were established for these Properties during the quarter ended March 31, 1998. The Partnership intends to continue to pursue collection of past due amounts from the tenant in the Rochester, New York Property, and will recognize such amounts as income if collected.

In April 1997, the tenant of the Property in Copley Township, Ohio, ceased operations of the Property; therefore, the Partnership ceased recording rental income and wrote off the allowance for doubtful accounts. The Partnership re-leased this Property as a Shells Seafood restaurant in September 1997.

         During the quarters ended March 31, 1998 and 1997, the Partnership also earned $31,602 and $12,271, respectively, in contingent rental income. The increase in contingent rental income is primarily attributable to increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         For the quarters ended March 31, 1998 and 1997, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and during the quarter ended March 31, 1998, the Partnership owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $127,808 and $106,248, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures for the quarter ended March 31, 1998 is primarily due to the fact that in July 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Alpharetta, Georgia, in an IHOP Property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $117,104 and $146,757 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is partially attributable to the fact that the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio, during the quarter ended March 31, 1997, due to the fact that the former tenant ceased operating the Property in April 1997. The general partners ceased collection efforts relating to these past due amounts. In addition, the decrease in operating expenses during the quarter ended March 31, 1998, was due to the fact that the Partnership recorded past due real estate taxes relating to the Property in Copley Township, Ohio, of approximately $14,300 during the quarter ended March 31, 1997. No such expenses were recorded during the quarter ended March 31, 1998, due to the fact that the Property was leased to a new tenant in September 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 1998.

                            CNL INCOME FUND IX, LTD.

                              By:      CNL REALTY CORPORATION
                                       General Partner


                                       By:  /s/ James M. Seneff, Jr.
                                            --------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                       By:   /s/ Robert A. Bourne
                                             -------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)