Form 10-Q
period 1998-06-30
CNL INCOME FUND IX LTD
filed 1998-08-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            ------------------------

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

                                    CONTENTS






Part I                                                         Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                          1

             Condensed Statements of Income                    2

             Condensed Statements of Partners' Capital         3

             Condensed Statements of Cash Flows                4

             Notes to Condensed Financial Statements           5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                             6-9


Part II

  Other Information                                             10

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                           June 30,               December 31,
             ASSETS                          1998                     1997
             ------                       -----------             -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,623,510 and
  $1,497,770                              $14,037,371            $14,163,111
Net investment in direct financing
  leases                                    7,418,138              7,482,757
Investment in joint ventures                6,529,221              6,619,364
Cash and cash equivalents                   1,239,186              1,250,388
Receivables, less allowance for
  doubtful accounts of $270,294 and
  $108,316                                     15,370                 96,134
Prepaid expenses                               10,541                  3,924
Lease costs, less accumulated
  amortization of $827 and $77                 14,173                 14,923
Accrued rental income                       1,234,707              1,465,820
                                          -----------            -----------

                                          $30,498,707            $31,096,421
                                          ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       888            $     4,490
Accrued and escrowed real estate
  taxes payable                                33,149                 45,591
Distributions payable                         787,501                787,501
Due to related parties                          3,626                  4,619
Rents paid in advance and deposits            129,623                106,996
                                          -----------            -----------
    Total liabilities                         954,787                949,197

Partners' capital                          29,543,920             30,147,224
                                          -----------            -----------

                                          $30,498,707            $31,096,421
                                          ===========            ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                      Six Months Ended
                                                              June 30,                           June 30,
                                                     1998             1997              1998             1997
                                                   ---------        ---------        ----------       -------
Revenues:
  Rental income from
    operating leases                               $ 407,682        $ 435,520        $  852,817       $  879,887
  Adjustments to accrued
    rental income                                   (267,598)              -           (267,598)              -
  Earned income from direct
    financing leases                                 132,106          202,357           342,263          423,111
  Contingent rental income                            10,059           17,556            41,661           29,827
  Interest and other income                           16,047           16,930            27,668           29,593
                                                   ---------        ---------        ----------       ----------
                                                     298,296          672,363           996,811        1,362,418
                                                   ---------        ---------        ----------       ----------

Expenses:
  General operating and
    administrative                                    37,701           38,007            71,079           71,247
  Bad debt expense                                     5,133               -              5,133           21,000
  Professional services                                8,406            6,779            14,742           11,131
  Real estate taxes                                       -             4,810                -            19,128
  State and other taxes                                  192              151            14,337           11,127
  Depreciation and
    amortization                                      63,245           62,871           126,490          125,742
                                                   ---------        ---------        ----------       ----------
                                                     114,677          112,618           231,781          259,375
                                                   ---------        ---------        ----------       ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land
  and Building                                       183,619          559,745           765,030        1,103,043

Equity in Earnings of Joint
  Ventures                                           148,860          118,790           276,668          225,038

Gain on Sale of Land and
  Building                                                -           199,643                -           199,643
                                                   ---------        ---------        ----------       ----------

Net Income                                         $ 332,479        $ 878,178        $1,041,698       $1,527,724
                                                   =========        =========        ==========       ==========

Allocation of Net Income:
  General partners                                 $   3,325        $   6,786        $   10,417       $   13,281
  Limited partners                                   329,154          871,392         1,031,281        1,514,443
                                                   ---------        ---------        ----------       ----------

                                                   $ 332,479        $ 878,178        $1,041,698       $1,527,724
                                                   =========        =========        ==========       ==========

Net Income Per Limited
  Partner Unit                                     $    0.09        $    0.25        $     0.29        $     0.43
                                                   =========        =========        ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                3,500,000        3,500,000         3,500,000         3,500,000
                                                   =========        =========        ==========        ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Six Months Ended       Year Ended
                                            June 30,          December 31,
                                              1998                1997
                                        ----------------      ------------

General partners:
  Beginning balance                       $   190,772          $   163,392
  Net income                                   10,417               27,380
                                          -----------          -----------
                                              201,189              190,772
                                          -----------          -----------

Limited partners:
  Beginning balance                        29,956,452           30,196,204
  Net income                                1,031,281            2,910,252
  Distributions ($0.47 and $0.90
    per limited partner unit,
    respectively)                          (1,645,002)          (3,150,004)
                                          -----------          -----------
                                           29,342,731           29,956,452
                                          -----------          -----------

Total partners' capital                   $29,543,920          $30,147,224
                                          ===========          ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                          June 30,
                                                   1998            1997
                                               -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 1,633,800      $ 1,558,499
                                               -----------      -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                                  -         1,053,571
        Increase in restricted cash                     -        (1,053,571)
                                               -----------      -----------
            Net cash used in investing
              activities                                -                -
                                               -----------      ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                              (1,645,002)      (1,610,001)
                                               -----------      -----------
            Net cash used in
              financing activities              (1,645,002)      (1,610,001)
                                               -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                      (11,202)         (51,502)

Cash and Cash Equivalents at
  Beginning of Period                            1,250,388        1,288,618
                                               -----------      -----------

Cash and Cash Equivalents at End
  of Period                                    $ 1,239,186      $ 1,237,116
                                               ===========      ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period                  $   787,501      $   787,501
                                               ===========      ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 40 Properties, including interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants in common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,633,800 and $1,558,499 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,239,186 invested in such short-term investments, as compared to $1,250,388 at December 31, 1997. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $954,787 at June 30, 1998, from $949,197 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,645,002 and $1,575,002 for the six months ended June 30, 1998 and 1997, respectively ($787,501 for each of the quarters ended June 30, 1998 and 1997). This represents distributions of $0.47 and $0.45 per unit for the six months ended June 30, 1998 and 1997, respectively ($0.23 per unit for each of the quarters ended June

30, 1998 and 1997). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 27 wholly owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997) and during the six months ended June 30, 1998, the Partnership owned and leased 26 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $927,482 and $1,302,998, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $272,190 and $637,877 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is partially attributable to the Partnership establishing an allowance for doubtful accounts of approximately $14,600 and $29,300 for the quarters and six months ended June 30, 1998, relating to the Property in Grand Prairie, Texas, in accordance with its collection policy. No such allowance was established during the quarter and six months ended June 30, 1997. The Partnership intends to pursue collection of past due amounts from this tenant and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased approximately $22,900 and $47,700 during the quarter and six months ended June 30, 1998, as a result of the sale of the Property in Alpharetta, Georgia, in June 1997. The Partnership reinvested the net sales proceeds in an additional Property as tenants-in-common with affiliates of the general partners in July 1997, resulting in an increase in equity in earnings of joint ventures, as described below.

         The decrease during the quarter and six months ended June 30, 1998 is also partially attributable to the fact that in May 1998, the tenant of the Properties in Williamsville and Rochester, New York, filed for bankruptcy. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $267,600 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also increased the allowance for doubtful accounts during the quarter and six months ended June 30, 1998, by approximately $33,000 and $68,800, respectively, for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until replacement tenants or purchasers for these Properties are located.

         The decrease in rental and earned income was partially offset by the fact that in September 1997, the Partnership re-leased the Property in Copley Township, Ohio to a new tenant to operate the Property as a Shell's Seafood restaurant. The Partnership had ceased recording rental income relating to the former tenant in September 1997.

         During the six months ended June 30, 1998 and 1997, the Partnership also earned $41,661 and $29,827, respectively, in contingent rental income, $10,059 and $17,556 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease during the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, is primarily attributable to the fact that during the quarter ended June 30, 1998, the Partnership increased the allowance for doubtful accounts for contingent rental income amounts due from the tenant relating to the Property in Grand Prairie, Texas, in accordance with its collection policy. The increase in contingent rental income during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily attributable to, and the decrease during the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, is partially offset by, an increase in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

         For the six months ended June 30, 1998 and 1997, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and during the six months ended June 30, 1998, the Partnership owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $276,668 and $225,038, respectively, attributable to net income earned by these joint ventures, $148,860 and $118,790 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures for the quarter and six months ended June 30, 1998 is primarily due to the fact that in July 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Alpharetta, Georgia, in an IHOP Property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $231,781 and $259,375 for the six months ended June 30, 1998 and 1997, respectively, of which $114,677 and $112,618 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The decrease in operating expenses during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is partially attributable to the fact that the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio, during the six months ended June 30, 1997, as a result of the former tenant ceasing operating the Property in April 1997. In addition, the decrease in operating expenses during the six months ended June 30, 1998, was due to the fact that the Partnership recorded past due real estate taxes relating to the Property in Copley Township, Ohio, of approximately $19,000 during the six months ended June 30, 1997. Due to the fact that the Property was re-leased to a new tenant in September 1997, no such expenses were recorded during the six months ended June 30, 1998.

         As a result of the sale of the Property in Alpharetta, Georgia, during 1997, the Partnership recognized a gain for financial reporting purposes of $199,643 during the quarter and six months ended June 30, 1997. No Properties were sold during the quarter and six months ended June 30, 1998.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1998.

                            CNL INCOME FUND IX, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              -----------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              -----------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)