Form 10-Q
period 1998-09-30
CNL INCOME FUND IX LTD
filed 1998-11-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              ----------------------------------------------------


                             Commission file number
                                     0-20017
                          ----------------------------


                            CNL Income Fund IX, Ltd.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                            59-3004138
       (State of other jurisdiction              (I.R.S. Employer
    of incorporation or organization)           Identification No.)


           400 E. South Street
             Orlando, Florida                          32801
 (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number
        (including area code)                      (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                      Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                             1

       Condensed Statements of Income                       2

       Condensed Statements of Partners' Capital            3

       Condensed Statements of Cash Flows                   4

       Notes to Condensed Financial Statements              5

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                     6-11


Part II

    Other Information                                       12

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $1,694,248
    and $1,497,770                                                                $15,043,968              $14,163,111
Net investment in direct financing leases                                           6,311,643                7,482,757
Investment in joint ventures                                                        6,497,278                6,619,364
Cash and cash equivalents                                                           1,279,526                1,250,388
Receivables, less allowance for doubtful
    accounts of $261,045 and $108,316                                                  10,491                   96,134
Prepaid expenses                                                                        6,854                    3,924
Lease costs, less accumulated amortization
    of $1,202 and $77                                                                  13,798                   14,923
Accrued rental income                                                               1,241,786                1,465,820
                                                                            -----------------        -----------------

                                                                                  $30,405,344              $31,096,421
                                                                            =================        =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $            888          $         4,490
Accrued and escrowed real estate
    taxes payable                                                                      28,221                   45,591
Distributions payable                                                                 787,501                  787,501
Due to related parties                                                                  4,463                    4,619
Rents paid in advance and deposits                                                    120,771                  106,996
                                                                            -----------------        -----------------
       Total liabilities                                                              941,844                  949,197

Partners' capital                                                                  29,463,500               30,147,224
                                                                            -----------------        -----------------

                                                                                  $30,405,344              $31,096,421
                                                                            =================        =================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended                      Nine Months Ended
                                                          September 30,                        September 30,
                                                     1998               1997               1998              1997
                                                  ------------      -------------      -------------     -------------
Revenues:
    Rental income from operating
       leases                                       $ 455,811       $   426,942        $ 1,308,630       $ 1,306,829
    Adjustments to accrued rental income               (4,600 )               --           (272,200 )              --
    Earned income from direct financing
       leases                                         209,650            188,483            551,913           611,594
    Contingent rental income                              943             20,436             42,604            50,263
    Interest and other income                          11,871              9,045             39,539            38,638
                                                  ------------      -------------      -------------     -------------
                                                      673,675            644,906          1,670,486         2,007,324
                                                  ------------      -------------      -------------     -------------
Expenses:
    General operating and
       administrative                                  41,132             40,746            112,211           111,993
    Bad debt expense                                    4,148                 --              9,281            21,000
    Professional services                               6,141              5,359             20,883            16,490
    Real estate taxes                                      --              4,063                 --            23,191
    State and other taxes                                  --                 --             14,337            11,127
    Depreciation and amortization                      71,113             62,870            197,603           188,612
                                                  ------------      -------------      -------------     -------------
                                                      122,534            113,038            354,315           372,413
                                                  ------------      -------------      -------------     -------------

Income Before Equity in Earnings
    of Joint Ventures and Gain on Sale
    of Land and Building                              551,141            531,868          1,316,171         1,634,911

Equity in Earnings of Joint Ventures                  155,940            148,487            432,608           373,525

Gain on Sale of Land and Building                          --                 --                 --           199,643
                                                  ------------      -------------      -------------     -------------

Net Income                                         $  707,081        $   680,355        $ 1,748,779       $ 2,208,079
                                                  ============      =============      =============     =============

Allocation of Net Income:
    General partners                               $    7,071        $     6,803        $    17,488       $    20,084
    Limited partners                                  700,010            673,552          1,731,291         2,187,995
                                                  ------------      -------------      -------------     -------------

                                                   $  707,081        $   680,355        $ 1,748,779       $ 2,208,079
                                                  ============      =============      =============     =============

Net Income Per Limited Partner Unit                $     0.20        $      0.19        $      0.49       $      0.63
                                                  ============      =============      =============     =============

Weighted Average Number of Limited
    Partner Units Outstanding                       3,500,000          3,500,000          3,500,000         3,500,000
                                                  ============      =============      =============     =============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     190,772               $     163,392
      Net income                                                            17,488                      27,380
                                                                   ----------------             ---------------
                                                                           208,260                     190,772
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 29,956,452                  30,196,204
      Net income                                                         1,731,291                   2,910,252
      Distributions ($0.70 and
         $0.90 per limited partner
         unit, respectively)                                            (2,432,503 )                (3,150,004 )
                                                                   ----------------             ---------------
                                                                        29,255,240                  29,956,452
                                                                   ----------------             ---------------

  Total partners' capital                                              $29,463,500                 $30,147,224
                                                                   ================             ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                        $ 2,461,641             $ 2,363,892
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                                --               1,053,571
         Investment in joint venture                                            --              (1,049,762 )
                                                                   ----------------         ---------------
                Net cash provided by investing
                   activities                                                    --                   3,809
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,432,503 )            (2,397,502 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,432,503 )            (2,397,502 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                              29,138                 (29,801 )

Cash and Cash Equivalents at Beginning
   of Period                                                             1,250,388               1,288,618
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                              $ 1,279,526             $ 1,258,817
                                                                   ================         ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities

      Net investment in direct financing leases
         reclassified to land and building on
         operating leases due to lease amendments                      $ 1,077,335            $         --
                                                                   ================         ===============

      Distributions declared and unpaid at end of
         period                                                       $    787,501            $    787,501
                                                                   ================         ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.        Net Investment in Direct Financing Leases:

         In August 1998, four of the Partnership's leases were amended. As a result, the Partnership reclassified the direct financing leases to operating leases. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded each of the reclassified leases at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 41 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants in common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,461,641 and $2,363,892 for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,279,526 invested in such short-term investments, as compared to $1,250,388 at December 31, 1997. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $941,844 at September 30, 1998, from $949,197 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $2,432,503 and $2,362,503 for the nine months ended September 30, 1998 and 1997, respectively ($787,501 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.70 and $0.68 per unit for the nine months ended September 30, 1998 and 1997, respectively ($0.23 per unit for each of the quarters ended June 30, 1998 and 1997). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 28 wholly owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997) and during the nine months ended September 30, 1998, the Partnership owned and leased 27 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $1,588,343 and $1,918,423, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $660,861 and $615,425 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is partially attributable to, and the increase in rental and earned income during the quarter ended September 30, 1998, as compared to the quarter ended
September 30, 1997, is partially offset by, the fact that in May 1998, the tenant of the Properties in Williamsville and Rochester, New York, filed for bankruptcy. As a result, during the quarter and nine months ended September 30, 1998, the Partnership wrote off approximately $4,600 and $272,200, respectively, of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). This decrease was partially offset by the fact that during the quarter and nine months ended September 30, 1998, the Partnership collected and recognized as income, approximately $65,700 in rental and earned income from the tenant of these Properties, for which the Partnership had previously established an allowance for doubtful accounts. The tenant has rejected the lease relating to the Property in Williamsville, New York and, as a result, the Partnership will not receive rental income from this Property. The tenant is currently in the process of deciding whether to affirm or reject the lease for the Property in Rochester, New York. If the lease for the Rochester, New York Property is rejected, the Partnership anticipates that rental income from this Property will terminate. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to these Properties will have a material effect on the Partnership's financial position or results of operations. The general partners are currently seeking either new tenants or purchasers for these Properties.

         The decrease in rental and earned income during the nine months ended September 30, 1998, is also partially attributable to, and the increase during the quarter ended September 30, 1998, is partially offset by, the fact that the Partnership established an allowance for doubtful accounts of approximately $14,600 and $43,900 for the quarter and nine months ended September 30, 1998, respectively, relating to the Property in Grand Prairie, Texas, in accordance with its collection policy. No such allowance was established during the quarter and nine months ended September 30, 1997. The Partnership intends to pursue collection of past due amounts from this tenant and will recognize such amounts as income if collected.

         The decrease in rental and earned income during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is partially attributable to, and the increase during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, is partially offset by, a decrease of approximately $20,400 and $21,800 for the quarter and nine months ended September 30, 1998, respectively, in rental and earned income due to the fact that the Partnership amended the leases for the Properties in Shelby, North Carolina; Maple Heights, Ohio; Watertown, New York and Carrboro, North Carolina to provide for rent reductions.

         In addition, rental and earned income decreased approximately $47,700 during the nine months ended September 30, 1998, as a result of the sale of the Property in Alpharetta, Georgia, in June 1997. The Partnership reinvested the net sales proceeds in an additional Property as tenants-in-common with affiliates of the general partners in July 1997, resulting in an increase in equity in earnings of joint ventures, as described below.

         The decrease in rental and earned income during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was partially offset by, and the increase during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, is partially attributable to, the fact that in September 1997, the Partnership re-leased the Property in Copley Township, Ohio to a new tenant to operate the Property as a Shell's Seafood restaurant and rent commenced in December 1997. The Partnership had ceased recording rental income relating to the former tenant in September 1997.

         During the nine months ended September 30, 1998 and 1997, the Partnership also earned $42,604 and $50,263, respectively, in contingent rental income, $943 and $20,436 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that no contingent rents were recorded during the quarter ended September 30, 1998 as a result of the Partnership adopting EITF 98-9, a consensus reached by the Financial Accounting Standards Board entitled "Accounting for Contingent Rent in the Interim Financial Periods." The EITF states that a lessor should defer recognition of contingent rent in interim periods until the specified target that triggers the contingent rental income is achieved. Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations. The decrease in contingent rental income during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is partially offset by an increase in gross sales of certain restaurant, the leases of which require the payment of contingent rent.

         For the nine months ended September 30, 1998 and 1997, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and during the nine months ended September 30, 1998, the
Partnership owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $432,608 and $373,525, respectively, attributable to net income earned by these joint ventures, $155,940 and $148,487 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures for the quarter and nine months ended September 30, 1998 is primarily due to the fact that in July 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Alpharetta, Georgia, in an IHOP Property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $354,315 and $372,413 for the nine months ended September 30, 1998 and 1997, respectively, of which $122,534 and $113,038 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The decrease in operating expenses during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is partially attributable to the fact that during the nine months ended September 30, 1997, the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio, as a result of the former tenant ceasing operating the Property in April 1997. In addition, the decrease in operating expenses during the nine months ended September 30, 1998, is partially due to the fact that the Partnership recorded past due real estate taxes relating to the Property in Copley Township, Ohio, of approximately $23,200 during the nine months ended September 30, 1997. Due to the fact that the Property was re-leased to a new tenant in September 1997, no such expenses were recorded during the nine months ended September 30, 1998.

         The increase in operating expenses during the quarter ended September 30, 1998, was primarily attributable to an increase in depreciation expense due to the fact that the Partnership reclassified certain leases from direct financing leases to operating leases in connection with lease amendments described above. In accordance with the Statement of Financial Accounting Standards #13, " Accounting for Leases," the Partnership recorded each of the reclassified leases at the lower of original cost, present fair value, or present carrying amount.

         As a result of the sale of the Property in Alpharetta, Georgia during 1997, the Partnership recognized a gain for financial reporting purposes of $199,643 during the nine months ended September 30, 1997. No Properties were sold during the nine months ended September 30, 1998.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           DATED this 11th day of November, 1998.


                   CNL INCOME FUND IX, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                                 By:  /s/ James M. Seneff, Jr.
                                      -------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                 By:  /s/ Robert A. Bourne
                                      -------------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)