Form 10-K405
period 1998-12-31
CNL INCOME FUND IX LTD
filed 1999-03-31
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 3,500,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000, and were used to acquire 41 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1997, the Partnership sold its Property in Alpharetta, Georgia, and reinvested the net sales proceeds in an IHOP Property located in Englewood, Colorado, with an affiliate of the General Partners, as tenants-in-common. As a result of the above transactions, as of December 31, 1998, the Partnership owned 41 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. In February and March 1999, the Partnership sold two Properties, one in Corpus Christi, Texas and one in Rochester, New York, respectively. The Partnership intends to reinvest the net sales proceeds from these sales in additional Properties. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 10. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common, generally provide for initial terms ranging from 10 to 20 years (the average being 17 years), and expire between 2005 and 2017. The leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $51,500 to $171,400. In addition, generally the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 1998, a tenant, Brambury Associates filed for bankruptcy and rejected the lease relating to one of their two leases and ceased making rental payments to the Partnership on the rejected lease. The Partnership will not recognize rental and earned income from this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the lease that was rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the Property with the rejected lease. The Partnership continued receiving rental payments on the lease that was not rejected and in March 1999, the Partnership sold this Property to a third party. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         During 1998, four of the Partnership's leases, were amended to provide for rent reductions from August 1998 through the end of the lease term. However, the General Partners do not anticipate that any decrease in rental income due to these rent reductions relating to the Properties will have a material effect on the Partnership's financial position or results of operations.

         During 1994, the leases relating to the Properties in Blufton, Alliance and North Baltimore, Ohio were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendment provided for lower percentage rent breakpoints, as compared to the original lease agreement, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned lease reverted back to those that were required under the original lease agreements.

Major Tenants

         During 1998, five of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) TPI Restaurants, Inc., (iii) Flagstar Enterprises, Inc., (iv) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and one
Property owned as tenants-in-common). As of December 31, 1998, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to five restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1998 (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and one Property owned as tenants-in-common). In 1999, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture arrangements, in July 1997, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 67 percent interest in this Property.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 41 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Carrols Corporation leases four Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $104,800 (ranging from approximately $98,200 to $121,200).

         TPI Restaurants, Inc. leases four Shoney's restaurants and one Captain D's restaurant. The initial term of each lease is 15 years (expiring in 2006) and the average minimum base annual rent is approximately $97,500 (ranging from approximately $56,200 to $140,800).

         Flagstar Enterprises, Inc. leases five Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $65,900 (ranging from approximately $46,000 to $83,600).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 3,390 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                   1998 (1)                                1997 (1)
                                       ----------------------------------      ----------------------------------
                                        High         Low        Average         High         Low        Average
                                       -------     --------    ----------      --------    --------    ----------
         First Quarter                 $ 9.56       $ 9.11        $ 9.27        $ 9.50      $ 8.35        $ 9.12
         Second Quarter                  9.50         8.74          9.24         10.00        8.10          9.10
         Third Quarter                  10.00         9.10          9.49          9.50        7.90          9.04
         Fourth Quarter                  9.30         8.15          8.52           (2)         (2)           (2)

(1)      A total of 26,620 and 22,979 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1998  and  1997,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions in the aggregate amounts of $3,220,004 and $3,150,004, respectively, to the Limited Partners. During the quarter ended March 31, 1998, the Partnership declared a special distributions to the Limited Partners of $70,000, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                   Quarter Ended               1998                1997
               ----------------------       ------------        -----------

               March 31                        $857,501           $787,501
               June 30                          787,501            787,501
               September 30                     787,501            787,501
               December 31                      787,501            787,501

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                           1998          1997            1996           1995            1994
                                       -------------  -------------  -------------- -------------- ---------------
Year ended December 31:
     Revenues (1)                       $ 3,100,685    $3,230,343      $ 3,404,066    $ 3,428,147     $ 3,362,394
     Net income (3)                       2,286,698     2,937,632        2,960,299      2,987,971       3,003,583
     Cash distributions
         declared (2) (4)                 3,220,004     3,150,004        3,185,004      3,185,004       3,150,002
     Net income per Unit                       0.65          0.83             0.84           0.85            0.85
     Cash distributions declared
         per Unit (2)                          0.92          0.90             0.91           0.91            0.90

At December 31:
     Total assets                      $ 30,099,078   $31,096,421      $31,343,847    $31,517,255    $ 31,735,391
     Partners' capital                   29,213,918    30,147,224       30,359,596     30,584,301      30,781,334

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income as a result of a tenant filing for bankruptcy.

(2) Distributions for the year ended December 31, 1998, includes a special distribution to the Limited Partners of $70,000 and distributions for each of the years ended December 31, 1996 and 1995 each include a special distribution to the Limited Partners of $35,000 which represented cumulative excess operating reserves.

(3) Net income for the year ended December 31, 1998, includes $314,775 from provision for loss on land and building and impairment in carrying value of net investment in direct financing lease. Net income for the year ended December 31, 1997, includes $199,643 from a gain on sale of land and building.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 41 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,253,390, $3,157,964, and $3,356,240 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in cash from operations during 1998, as compared to 1997, and the decrease during 1997, as compared to 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         In December 1996, the tenant of the Property in Woodmere, Ohio, exercised its option under the terms of its lease agreement, to substitute the existing Property for a replacement Property. In conjunction therewith, the Partnership exchanged the Burger King Property in Woodmere, Ohio, with a Burger King Property in Carrboro, North Carolina. The lease for the Property in Woodmere, Ohio, was amended to allow the Property in Carrboro, North Carolina, to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a non-monetary exchange of similar assets and recorded the acquisition of the Property in Carrboro, North Carolina, at the net book value of the Property in Woodmere, Ohio. No gain or loss was recognized due to this being accounted for as a non-monetary exchange of similar assets.

         In June 1997, the Partnership sold its Property in Alpharetta, Georgia, and received net sales proceeds of $1,053,571, resulting in a gain for financial reporting purposes of $199,643. This Property was originally acquired by the Partnership in September 1991 and had a cost of approximately $711,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $342,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $1,049,800 of these net sales proceeds in an IHOP Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1998, the Partnership owned a 67 percent interest in the Property. This transaction, or a portion thereof, relating to the sale of the Property in Alpharetta, Georgia, and the reinvestment of the proceeds in an IHOP Property in Englewood, Colorado, was structured as a like-kind exchange transaction for federal income tax purposes.

         In February and March 1999, the Partnership sold its Properties in Corpus Christi, Texas, and Rochester, New York, and received net sales proceeds in excess of the carrying value of the Properties. The Partnership intends to reinvest the net sales proceeds in additional Properties.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $1,287,379 invested in such short-term investments as compared to $1,250,388 at December 31, 1997. The funds remaining at December 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During  1998,  1997,  and  1996,  affiliates  of the  General  Partners incurred on behalf of the Partnership $111,596, $77,999, and $97,032, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $24,187 and $4,619, respectively, to affiliates for such amounts and accounting and administrative services. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $860,973 at December 31, 1998, from $944,578 at December 31, 1997, partially as the result of a decrease in accrued real estate tax expense and a decrease in rents paid in advance at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,220,004, $3,150,004, and $3,185,004 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents a distribution of $0.92, $0.90, and $0.91 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,700,097 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,414,830 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During the years ended December 31, 1998, 1997, and 1996, the Partnership owned and leased 28 wholly-owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997). In addition, during 1998, 1997, and 1996, the Partnership was a co-venturer in two separate joint ventures that each owned and leased six properties and one joint venture that owned and leased one Property. During 1998 and 1997, the Partnership also owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 41 Properties, which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $51,500 to $171,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997 and 1996, the Partnership earned $2,354,610, $2,572,954, and $2,771,319, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from the Partnership's wholly owned Properties. The decrease in rental and earned income during 1998 and 1997, each as compared to the previous year, is due to the fact that the Partnership established an allowance for doubtful accounts of approximately $93,800 and $68,800 during 1998 and 1997, respectively, relating to the Perkins Properties in Williamsville and Rochester, New York, which were leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during 1996. In May 1998, the tenant of these Properties filed for bankruptcy and rejected the lease relating to one of the Properties. As a result, during 1998, the Partnership wrote off approximately $267,600 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. The Partnership will not recognize rental and earned income from the rejected Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the lease that was rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the Property with the rejected lease. The Partnership continued receiving rental payments on the lease that was not rejected and in March 1999, the Partnership sold this Property to a third party. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         The decrease during 1998, as compared to 1997, is also partially attributable to a decrease of approximately $52,000 during 1998, due to the fact that the leases relating to the Burger King Properties in Shelby, North Carolina; Maple Heights, Ohio; Watertown, New York and Carrboro, North Carolina were amended to provide for rent reductions. Rental and earned income relating to these Properties are expected to remain at reduced amounts as a result of these amendments.

         The decrease in rental and earned income during 1998, as compared to 1997, is partially offset by an increase of approximately $93,800 for rental amounts relating to the Partnership's Properties in Blufton, Alliance and North Baltimore, Ohio, during 1998. During 1994, the leases relating to these Properties were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned leases, reverted back to those that were required under the original lease agreements.

         In addition, rental and earned income decreased approximately $47,700 and $51,800 during 1998 and 1997, respectively, as a result of the sale of the Property in Alpharetta, Georgia, in June 1997. In July 1997, the Partnership reinvested the net sales proceeds in a Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners, as discussed above in "Liquidity and Capital Resources."

         The decrease in rental and earned income during 1998, as compared to 1997, is partially offset by an increase in rental and earned income of approximately $49,100 during 1998, as a result of the Partnership re-leasing the Property in Copley Township, Ohio, for which rent commenced in 1997. The former operator of the Property ceased operations of the Property in April 1997, resulting in a decrease in rental income of approximately $65,000 during 1997, as compared to 1996.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $79,780, $74,867, and $120,999, respectively, in contingent rental income. The decrease in contingent rental income for 1997, as compared to 1996, is primarily attributable to a change, beginning in 1997, in the contingent rent formula (consisting of an increase to the sales breakpoint on which contingent rents are computed) in accordance with the terms of the leases, for certain restaurant Properties requiring the payment of contingent rental income.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $596,166, $537,853, and $460,400, respectively, in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1998 and 1997, each as compared to the previous year, is primarily due to the fact that in July 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Alpharetta, Georgia, in an IHOP Property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners.

         During the year ended December 31, 1998, five of the Partnership's lessees (or group of affiliated lessees), Carrols Corporation, TPI Restaurants, Inc., Flagstar Enterprises, Inc., Golden Corral Corporation and Burger King Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and one Property owned as tenants-in-common). As of December 31, 1998, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to five restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Burger King, Hardee's, Golden Corral, Family Steakhouse Restaurants, and Shoney's, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and one Property owned as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $499,212, $492,354, and $443,767 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997 is partially attributable to the fact that the Partnership incurred $19,041 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses during 1998 was also attributable to an increase in legal fees incurred in conjunction with the tenant of the Properties in Williamsville and Rochester, New York filing for bankruptcy, as described above.

         The increase during 1998, as compared to 1997, is partially offset by, and the increase for 1997, as compared to 1996, is partially attributable to, the fact that during 1997, the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio. The former tenant ceased operating the Property in April 1997, and the General Partners ceased collection efforts. In addition, the increase in operating expenses during 1997, as compared to 1996, was partially due to the fact that, the Partnership recorded past due real estate taxes relating to the Property in Copley Township, Ohio of $23,191 and $9,906 during 1997 and 1996, respectively. Due to the fact that the Property was re-leased to a new tenant in September 1997, no such expenses were recorded during 1998.

         During the year ended December 31, 1998, the Partnership established an allowance for loss on building and an impairment in carrying value of net investment in direct financing lease for a total of $314,775 for financial reporting purposes relating to the Properties in Williamsville and Rochester, New York, due to the fact that, during 1998, the tenant, Brambury Associates, filed for bankruptcy. The losses represent the difference between each Property's carrying value at December 31, 1998, and the current estimate of net realizable value at December 31, 1998 for each Property. No such allowance was established during the years ended December 31, 1997 and 1996.

         As a result of the 1997 sale of the Property in Alpharetta, Georgia, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $199,643 for the year ended December 31, 1997. No Properties were sold during 1998 or 1996.

         The Partnership's leases as of December 31, 1998, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                  Page

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants



To the Partners
CNL Income Fund IX, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund IX, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Orlando, Florida
February 2, 1999, except for Note 10 for which the date is March 11, 1999

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                                   1998                     1997
                                                                             -----------------         ----------------

                          ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on building                                                          $15,066,178              $14,163,111
Net investment in direct financing leases, less
    allowance for impairment in carrying value                                      5,905,995                7,482,757
Investment in joint ventures                                                        6,473,381                6,619,364
Cash and cash equivalents                                                           1,287,379                1,250,388
Receivables, less allowance for doubtful
    accounts of $206,052 and $108,316                                                  93,569                   96,134
Prepaid expenses                                                                        3,185                    3,924
Lease costs, less accumulated amortization
    of $1,577 and $77                                                                  13,423                   14,923
Accrued rental income                                                               1,255,968                1,465,820
                                                                             -----------------         ----------------

                                                                                  $30,099,078              $31,096,421
                                                                             =================         ================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $   1,103                $   4,490
Accrued and escrowed real estate taxes payable                                          9,022                   45,591
Distributions payable                                                                 787,501                  787,501
Due to related parties                                                                 24,187                    4,619
Rents paid in advance and deposits                                                     63,347                  106,996
                                                                             -----------------         ----------------
       Total liabilities                                                              885,160                  949,197

Partners' capital                                                                  29,213,918               30,147,224
                                                                             -----------------         ----------------

                                                                                  $30,099,078              $31,096,421
                                                                             =================         ================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                                 1998                1997                   1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from operating leases                       $ 1,804,248          $ 1,742,351          $ 1,854,245
    Adjustments to accrued rental income                         (267,600 )                 --                   --
    Earned income from direct                                     826,962              830,603              917,074
       financing leases
    Contingent rental income                                       79,780               74,867              120,999
    Interest and other income                                      61,129               44,669               51,348
                                                            --------------       --------------       --------------
                                                                2,504,519            2,692,490            2,943,666
                                                            --------------       --------------       --------------
Expenses:
    General operating and administrative                          142,996              153,175              152,437
    Professional services                                          43,685               24,658               26,610
    Bad debt expense                                                5,133               21,000                   --
    Real estate taxes                                               6,247               30,835                9,906
    State and other taxes                                          14,337               11,126                2,775
    Depreciation and amortization                                 267,773              251,560              252,039
    Transaction costs                                              19,041                   --                   --
                                                            --------------       --------------       --------------
                                                                  499,212              492,354              443,767
                                                            --------------       --------------       --------------

Income Before Equity in Earnings of Joint
    Ventures, Gain on Sale of Land and
    Building, and Provision for Loss on
    Building and Impairment in Carrying
    Value of Net Investment in Direct
    Financing Lease                                             2,005,307            2,200,136            2,499,899

Equity in Earnings of Joint Ventures                              596,166              537,853              460,400

Gain on Sale of Land and Building                                      --              199,643                   --

Provision for Loss on Building and Carrying
    Value of Net Investment in Direct
    Financing Lease                                              (314,775 )                 --                   --
                                                            --------------       --------------       --------------

Net Income                                                    $ 2,286,698          $ 2,937,632          $ 2,960,299
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                           $   23,991           $   27,380           $   29,603
    Limited partners                                            2,262,707            2,910,252            2,930,696
                                                            --------------       --------------       --------------

                                                              $ 2,286,698          $ 2,937,632          $ 2,960,299
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                             $    0.65            $    0.83            $    0.84
                                                            ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                           3,500,000            3,500,000            3,500,000
                                                            ==============       ==============       ==============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997 and 1996



                                    General Partners                           Limited Partners
                              ---------------------------  ---------------------------------------------------------
                                             Accumulated                                  Accumulated   Syndication
                              Contributions    Earnings    Contributions  Distributions      Earnings       Costs         Total
                              -------------  ------------  -------------  --------------  ------------  ------------   -----------
Balance, December 31, 1995    $     1,000    $   132,789   $ 35,000,000   $ (13,505,579 ) $ 13,146,091  $ (4,190,000 ) $ 30,584,301

    Distributions to limited
       partners ($0.91 per
       limited partner unit)           --             --             --      (3,185,004 )           --            --     (3,185,004)
    Net income                         --         29,603             --              --      2,930,696            --      2,960,299
                              ------------   ------------  -------------  --------------  ------------- -------------  -------------

Balance, December 31, 1996          1,000        162,392     35,000,000     (16,690,583 )   16,076,787    (4,190,000 )   30,359,596

    Distributions to limited
       partners ($0.90 per
       limited partner unit)           --             --             --      (3,150,004 )           --            --     (3,150,004)
    Net income                         --         27,380             --              --      2,910,252            --      2,937,632
                              ------------   ------------  -------------  --------------  ------------- -------------  -------------

Balance, December 31, 1997          1,000        189,772     35,000,000     (19,840,587 )   18,987,039    (4,190,000 )   30,147,224

    Distributions to limited
       partners ($0.92 per
       limited partner unit)           --             --             --      (3,220,004 )           --            --     (3,220,004)
    Net income                         --         23,991             --              --      2,262,707            --      2,286,698
                              ------------   ------------  -------------  --------------  ------------- -------------  -------------

Balance, December 31, 1998    $     1,000    $   213,763   $ 35,000,000   $ (23,060,591 ) $ 21,249,746  $ (4,190,000 ) $ 29,213,918
                              ============   ============  =============  ==============  ============= =============  =============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                       1998                  1997                  1996
                                                                  ----------------      ----------------     ----------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $  2,695,934         $  2,666,373            $ 2,900,048
         Distributions from joint ventures                                738,544              676,806                603,833
         Cash paid for expenses                                          (223,753 )           (229,884  )            (186,126)
         Interest received                                                 42,665               44,669                 38,485
                                                                  ----------------      ----------------     ----------------
             Net cash provided by operating activities                  3,253,390            3,157,964              3,356,240
                                                                  ----------------      ----------------     ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                               --            1,053,571                     --
         Investment in joint venture                                        3,605           (1,049,762  )                  --
         Payment of lease costs                                                --              (15,000  )                  --
                                                                  ----------------      ----------------     ----------------
             Net cash provided by (used in)
                operating activities                                        3,605              (11,191  )                  --
                                                                  ----------------      ----------------     ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                             (3,220,004 )         (3,185,003  )        (3,185,004  )
                                                                  ----------------      ----------------     ----------------
                Net cash used in financing activities                  (3,220,004 )         (3,185,003  )        (3,185,004  )
                                                                  ----------------      ----------------     ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                       36,991              (38,230  )             171,236

Cash and Cash Equivalents at Beginning of Year                          1,250,388            1,288,618              1,117,382
                                                                  ----------------      ----------------     ----------------

Cash and Cash Equivalents at End of Year                             $  1,287,379         $  1,250,388            $ 1,288,618
                                                                  ================      ================     ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                      1998              1997            1996
                                                                   ------------      ------------    ------------
Reconciliation of Net Income to Net Cash Provided by
   Operating Activities:

      Net income                                                    $2,286,698        $2,937,632      $2,960,299
                                                                   ------------      ------------    ------------
      Adjustments to  reconcile  net income to net
         cash  provided  by  operating
         activities:
             Bad debt expense                                            5,133            21,000              --
             Depreciation                                              266,273           251,483         251,483
             Amortization                                                1,500                77             556
             Equity in earnings of joint  ventures,
                net of distributions                                   142,378           138,953         143,433
             Gain on sale of land and building                              --          (199,643 )            --
             Provision for loss on building and
                impairment in carrying value of net
                investment in direct financing lease                   314,775                --              --
             Decrease (increase) in receivables                         (2,568 )         (41,878 )        87,823
             Decrease (increase) in prepaid expenses                       739               (79 )        (2,913 )
             Decrease in net investment in direct
                financing leases                                        92,647           121,311          89,696
             Decrease   (increase)  in  accrued
                rental income                                          209,852           (70,837 )      (225,434 )
             Increase (decrease) in accounts payable and
                accrued expenses                                       (39,956 )         (16,524 )        12,111
             Increase   (decrease)  in  due  to
                related parties                                         19,568             3,214          (4,639 )
             Increase   (decrease) in  rents paid in
                advance and deposits                                   (43,649 )          13,255          43,825
                                                                   ------------      ------------    ------------
                   Total adjustments                                   966,692           220,332         395,941
                                                                   ------------      ------------    ------------

Net Cash Provided by Operating Activities                           $3,253,390        $3,157,964      $3,356,240
                                                                   ============      ============    ============

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

      Land and building under operating lease exchanged
         for land and building under operating lease                    $   --            $   --       $ 406,768
                                                                   ============      ============    ============

      Distributions declared and unpaid at December 31               $ 787,501         $ 787,501       $ 822,500
                                                                   ============      ============    ============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

                  Years Ended December 31, 1998, 1997, and 1996


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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                              $8,207,939            $8,207,939
                  Buildings                                          8,818,794             7,452,942
                                                              -----------------     -----------------
                                                                    17,026,733            15,660,881

                  Less accumulated depreciation                     (1,711,187 )          (1,497,770 )
                                                              -----------------     -----------------
                                                                    15,315,546           $14,163,111
                  Less allowance for loss on
                      building                                        (249,368 )                  --
                                                              -----------------     -----------------
                                                                   $15,066,178           $14,163,111
                                                              =================     =================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

3.       Land and Buildings - Continued:

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

         During 1998, the Partnership recorded a provision for loss on building in the amount of $249,368 for financial reporting purposes relating to the property in Williamsville, New York. The tenant of this property filed for bankruptcy during 1998, and rejected the lease. The allowance represents the difference between the carrying value of the property at December 31, 1998 and the current estimated net realizable value for this property.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the year ended December 31, 1998, the Partnership recognized a loss of $209,852 (net of $267,600 in write-offs) and for the years ended December 31, 1997 and 1996, the Partnership recognized income of $70,837, and $225,434, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                  $1,726,921
                2000                                   1,726,921
                2001                                   1,763,564
                2002                                   1,889,001
                2003                                   1,897,501
                Thereafter                             9,771,187
                                                -----------------

                                                     $18,775,095
                                                =================

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                                 1998                1997
                                                                           ------------------  ------------------
                Minimum lease payments receivable                                $11,521,454         $13,764,606
                Estimated residual values                                          2,091,629           2,495,379
                Less unearned income                                              (7,641,681 )       (8,777,228)
                                                                           ------------------  ------------------
                                                                                   5,971,402           7,482,757
                Less allowance for impairment in
                    carrying value                                                   (65,407 )                --
                                                                           ------------------  ------------------
                Net investment in direct financing
                    leases                                                        $5,905,995          $7,482,757
                                                                           ==================  ==================

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

         During 1998, the Partnership recorded a provision for loss on investment in direct financing lease of $65,407 for financial reporting purposes relating to the Property in Rochester, New York, due to the fact that the tenant filed for bankruptcy during 1998. The allowance represents the difference between the carrying value of the Property at December 31, 1998 and the current estimated net realizable value for this Property.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:


         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1998:

                1999                                         $ 832,979
                2000                                           832,979
                2001                                           844,812
                2002                                           890,607
                2003                                           890,607
                Thereafter                                   7,229,470
                                                      -----------------

                                                           $11,521,454
                                                      =================

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

         In July 1997, the Partnership used the net sales proceeds from the sale of the property in Alpharetta, Georgia, to acquire a 67 percent interest in an IHOP property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

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

                                                                                    1998                   1997
                                                                             -------------------     -----------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                                    $12,253,332           $12,582,754
                Net investment in direct financing lease                                991,524             1,003,680
                Cash                                                                      1,196                15,124
                Receivables                                                              23,283                35,773
                Prepaid expenses                                                         24,790                23,544
                Accrued rental income                                                    36,855                11,620
                Liabilities                                                               1,641                14,280
                Partners' capital                                                    13,329,339            13,658,215
                Revenues                                                              1,576,778             1,506,380
                Net income                                                            1,208,451             1,141,755

         The Partnership recognized income totalling $596,166, $537,853, and $460,400 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property, not in liquidation of the Partnership, is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,220,004, $3,150,004, and $3,185,004, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998              1997             1996
                                                                 --------------     ------------     ------------
                  Net income for financial reporting
                      purposes                                      $2,286,698       $2,937,632       $2,960,299

                  Depreciation  for tax reporting  purposes
                  in
                      excess of depreciation for financial             (97,473 )       (116,620 )       (123,734 )
                      reporting purposes

                  Direct financing leases recorded as
                      operating leases for tax reporting
                      purposes                                          92,647          121,311           89,696

                  Gain on sale of land and building for
                      financial   reporting   purposes   in
                  excess                                                    --         (195,820 )             --
                      of gain for tax reporting purposes

                  Equity in earnings of joint ventures for
                      tax reporting purposes in excess
                      of  equity  in   earnings   of  joint
                  ventures                                               8,256           36,745           37,469
                      for financial reporting purposes

                  Capitalization of transaction costs for
                      tax reporting purposes                            19,041               --               --

                  Accrued rental income                                209,852          (70,837 )       (225,434 )

                  Rents paid in advance                                (44,149 )         13,255           43,825

                  Allowance for loss on building and
                      investment in direct financing leases            314,775               --               --

                  Allowance for doubtful accounts                       97,736           79,333           14,221
                                                                 --------------     ------------     ------------

                  Net income for federal income tax
                      purposes                                      $2,887,383       $2,804,999       $2,796,342
                                                                 ==============     ============     ============

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

8.       Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $94,808, $79,234, and $82,487 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

         The due to related parties at December 31, 1998 and 1997, totalled $24,187 and $4,619, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for each of the years ended December 31:

                                                                   1998               1997              1996
                                                               -------------      -------------     -------------
           Burger King Corporation and BK
               Acquisition, Inc.                                   $647,953           $649,445          $623,949
           TPI Restaurants, Inc.                                    557,000            556,700           565,351
           Carrols Corporation                                      388,121            440,057           442,286
           Flagstar Enterprises, Inc.                               367,211            436,312           460,762
           Golden Corral Corporation                                360,555            337,337               N/A


         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for each of the years ended December 31:

                                                              1998                 1997                 1996
                                                         ----------------     ----------------     ----------------
          Burger King                                         $1,143,522           $1,249,715           $1,310,994
          Shoney's                                               805,729              808,675              889,148
          Hardees                                                438,324              436,312              460,762
          Golden Corral Family Steakhouse
              Restaurants                                        360,555              337,337                  N/A

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Concentration of Credit Risk - Continued:

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

10.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,700,097 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,414,830 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                           ----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 10.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $111,596
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting    and     administrative
                                              area.   Affiliates  of  the  General     services:  $94,808
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated  manage-ment fee to     One  percent  of the  sum  of  gross        $ - 0 -
affiliates                                    operating  revenues from  Properties
                                              wholly  owned  by the  Partnership
                                              plus the  Partnership's  allocable
                                              share of gross  revenues  of joint
                                              ventures in which the  Partnership
                                              is a co-venturer,  subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.  The management
                                              fee  will not  exceed  competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              non-cumulative,   if  the  Limited
                                              Partners  have not received  their
                                              10%   Preferred   Return   in  any
                                              particular   year,  no  management
                                              fees  will be due or  payable  for
                                              such year.




                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.




                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.


         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 10. Subsequent Event. The Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits, including:

         o With respect to their ownership in the Registrant, the General Partners will be issued approximately 33,349 shares of APF common stock, par value $0.01 per share.

         o        Following  the  Merger,  James M.  Seneff,  Jr.  and Robert A.
                  Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996.

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  10.1 Management Agreement between CNL Income Fund IX, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant files no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                            CNL INCOME FUND IX, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------------
                                                   ROBERT A. BOURNE, President


                                            By:    ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------------
                                                   ROBERT A. BOURNE


                                            By:    JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March  30, 1999
-----------------------------              (Principal  Financial and  Accounting
Robert A. Bourne                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March  30, 1999
------------------------------             (Principal Executive Oficer)
James M. Seneff, Jr.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996


                                                            Additions                           Deductions
                                                   ------------------------------      -----------------------------
                                                                                                         Collected
                                                                                                         or Deter-
                                   Balance at       Charged to      Charged to          Deemed            mined to       Balance
                                   Beginning        Costs and          Other           Uncollec-          be Col-         at End
    Year         Description        of Year          Expenses        Accounts            tible            lectible       of Year
   --------     ---------------    -----------     -------------    -------------      -----------       -----------    ----------
    1996        Allowance for
                    doubtful
                    accounts (a)    $ 14,762           $   --         $ 22,298   (b)    $ 8,077   (c)        $  --        $28,983
                                   ===========     =============    =============      ===========       ===========    ==========

   1997         Allowance for
                    doubtful
                    accounts (a)    $ 28,983           $   --        $ 107,293   (b)   $ 27,960   (c)        $  --       $108,316
                                   ===========     =============    =============      ===========       ===========    ==========

   1998         Allowance for
                    doubtful
                    accounts (a)   $ 108,316           $   --        $ 164,929   (b)    $ 1,220   (c)     $ 65,973       $206,052
                                   ===========     =============    =============      ===========       ===========    ==========


(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible



                                                          CNL INCOME FUND IX, LTD.
                                                      (A Florida Limited Partnership)
                                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                             December 31, 1998

                                                                                      Costs Capitalized
                                                                                        Subsequent to
                                                                Initial Cost             Acquisition
                                                        --------------------------  ---------------------
                                         Encum-                      Buildings and    Improve-  Carrying s
                                         brances           Land      Improvements      ments      Costs
                                      -------------     -----------  -------------  ----------  -----------

Properties the Parnership has
  Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Shelby, North Carolina                -              $289,663      $554,268           -          -
      Maple Heights, Ohio                   -               430,563       454,823           -          -
      Suwanee, Georgia                      -               437,658             -           -          -
      Watertown, New York                   -               360,181       529,594           -          -
      Carrboro, North Carolina              -               406,768       523,067           -          -

    Denny's Restaurants:
      Grand Prairie, Texas                  -               240,876        96,580     161,889          -
      North Baltimore, Ohio                 -               133,187             -           -          -

    Golden Corral Family
     Steakhouse Restaurants:
      Brownsville, Texas                    -               518,605       988,611           -          -
      Tyler, Texas                          -               652,103       982,353           -          -

    Hardee's Restaurants:
      Farragut, Tennessee                   -               308,269       455,341           -          -
      Greenville, South Carolina            -               310,545       511,438           -          -

    Perkins Restaurants:
      Williamsville, New York (l)           -               349,299       649,528           -          -
      Rochester, New York                   -               503,527             -           -          -

    Shell's Seafood Restaurants:
      Copley Township, Ohio                 -               361,412       552,301           -          -

    Shoney's Restaurants:
      Windcrest, Texas                      -               445,983       670,370           -          -
      Wildwood, Florida                     -               420,416             -           -          -
      Bedford, Indiana                      -               262,103             -           -          -
      Grenada, Mississippi                  -               335,001       454,723           -          -
      Huntsville, Alabama (g)               -               638,400       717,302           -          -
      Corpus Christi, Texas                 -               803,380       516,606           -          -
                                                       ------------  ------------  ----------  ---------

                                                         $8,207,939    $8,656,905    $161,889          -
                                                       ============  ============  ==========  =========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurants:
      Suwanee, Georgia                       -                     -      $330,541           -          -

    Denny's Restaurants:
      Alliance, Ohio                         -                92,120             -     490,706          -
      Bluffton, Ohio                         -               150,380       538,173           -          -
      N. Baltimore, Ohio                     -                     -       308,155           -          -

    Hardee's Restaurants:
      Millbrook, Alabama                     -               125,703       541,865           -          -
      Greenville, Tennessee                  -               127,449       402,926           -          -
      Wooster, Ohio                          -               137,427       537,227           -          -
      Auburn, Alabama                        -                85,890       364,269           -          -

    Perkins Restaurants:
      Rochester, New York                    -                     -       648,182           -          -

    Shoney's Restaurants:
      Wildwood, Florida                      -                     -       846,903           -          -
      Bedford, Indiana                       -                     -       540,604           -          -
                                                        ------------  ------------  ----------  ---------

                                                            $718,969    $5,058,845    $490,706          -
                                                        ============  ============  ==========  =========

Property in Which the
  Partners has a 67%
  Interest as Tenants-in-
  Common and has
  Invested in Under
  Operating Lease:

    IHOP Restaurant:
      Englewood Colorado                   -              $552,590             -           -          -
                                                      ============  ============  ==========  =========

Properties of Joint Venture in
  Which the Partnership has
  a 45.2% Interest and has
  Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Columbus, Ohio                       -              $345,696      $651,985           -          -
      San Antonio, Texas                   -               350,479       623,615           -          -
      Pontiac, Michigan                    -               277,192       982,200           -          -
      Raceland, Louisiana                  -               174,019       986,879           -          -
      New Castle, Indiana                  -               264,239       662,265           -          -
      Hastings, Minnesota                  -               155,553       657,159           -          -
                                                      ------------  ------------  ----------  ---------

                                                        $1,567,178    $4,564,103           -          -
                                                      ============  ============  ==========  =========

Properties of Joint Venture in
  Which the Partnership has
  a 50% Interest and has
  Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina           -              $338,800      $650,109           -          -
      Metairie, Louisiana                  -               429,883       342,455           -          -
      Lafayette, Louisiana                 -               350,932       773,129           -          -
      Nashua, New Hampshire                -               514,815       838,536           -          -
      Pontiac, Illinois                    -               203,095       719,226           -          -
      Dover, New Hampshire                 -               406,259       998,023           -          -
                                                      ------------  ------------  ----------  ---------

                                                        $2,243,784    $4,321,478           -          -
                                                      ============  ============  ==========  =========

Property of Joint Venture in Which
  the Parntership has a 27.33%
  Interest and has Invested in
  Under Operating Lease:

    Burger King Restaurant
      Ashland,  New Hampshire              -              $293,478      $997,104           -          -
                                                      ============  ============  ==========  =========

Property in Which the Partnership
  has a 67% Interest as Tenants-
  in-Common and has Invested
  In Under Direct Financing Leases

    IHOP Restaurant
      Englewood, Colorado                  -                     -    $1,008,839           -          -
                                                      ============  ============  ==========  =========




             Gross Amount at Which                                              Life on Which
            Carried at Close of Period (c)                                     Depreciation in
  -----------------------------------------                Date                 Latest Income
                 Buildings and              Accumulated   of Con-     Date      Statement is
       Land       Improvements     Total    Depreciation struction  Acquired      Computed
  -------------  ------------  ------------ ------------ ---------  --------   ---------------






     $289,663      $554,268      $843,931      $10,116    1985       05/91          (j)
      430,563       454,823       885,386      114,890    1980       06/91          (b)
      437,658            (f)      437,658           (d)   1991       11/91          (d)
      360,181       529,594       889,775      125,991    1986       11/91          (b)
      406,768       523,067       929,835        9,546    1983       12/96  (i)     (j)


      240,876       258,469       499,345       62,027    1991       08/91          (b)
      133,187            (f)      133,187           (d)   1986       11/91          (d)



      518,605       988,611     1,507,216      248,462    1990       06/91          (b)
      652,103       982,353     1,634,456      246,889    1990       06/91          (b)


      308,269       455,341       763,610      109,739    1991       10/91          (b)
      310,545       511,438       821,983      122,699    1991       10/91          (b)


      349,299       649,528       998,827        6,993    1986       12/91          (k)
      503,527            (f)      503,527           (d)   1988       12/91          (d)


      361,412       552,301       913,713       81,949    1991       12/91          (h)


      445,983       670,370     1,116,353      165,113    1991       08/91          (b)
      420,416            (f)      420,416           (d)   1991       08/91          (d)
      262,103            (f)      262,103           (d)   1991       08/91          (d)
      335,001       454,723       789,724      109,964    1991       09/91          (b)
      638,400       717,302     1,355,702      173,201    1989       10/91          (b)
      803,380       516,606     1,319,986      123,608    1991       10/91          (b)
-------------  ------------  ------------  -----------

   $8,207,939    $8,818,794   $17,026,733   $1,711,187
=============  ============  ============  ===========





            -            (f)           (f)          (d)   1991       11/91          (d)


           (f)           (f)           (f)          (e)   1992       10/91          (e)
           (f)           (f)           (f)          (e)   1986       10/91          (e)
            -            (f)           (f)          (d)   1986       11/91          (d)


           (f)           (f)           (f)          (e)   1991       10/91          (e)
           (f)           (f)           (f)          (e)   1991       10/91          (e)
           (f)           (f)           (f)          (e)   1991       10/91          (e)
           (f)           (f)           (f)          (e)   1991       10/91          (e)


            -            (f)           (f)          (d)   1988       12/91          (d)


            -            (f)           (f)          (d)   1991       08/91          (d)
            -            (f)           (f)          (d)   1991       08/91          (d)













     $552,590            (f)     $552,590           (d)   1996       07/97          (d)
=============                ============








     $345,696      $651,985      $997,681     $157,845    1986       09/91          (b)
      350,479       623,615       974,094      150,977    1986       09/91          (b)
      277,192       982,200     1,259,392      237,791    1987       09/91          (b)
      174,019       986,879     1,160,898      238,924    1988       09/91          (b)
      264,239       662,265       926,504      160,335    1988       09/91          (b)
      155,553       657,159       812,712      159,099    1990       09/91          (b)
-------------  ------------  ------------  -----------

   $1,567,178    $4,564,103    $6,131,281   $1,104,971
=============  ============  ============  ===========








     $338,800      $650,109      $988,909     $146,467    1990       03/92          (b)
      429,883       342,455       772,338       77,154    1990       03/92          (b)
      350,932       773,129     1,124,061      174,183    1989       03/92          (b)
      514,815       838,536     1,353,351      188,920    1987       03/92          (b)
      203,095       719,226       922,321      162,039    1988       03/92          (b)
      406,259       998,023     1,404,282      224,850    1987       03/92          (b)
-------------  ------------  ------------  -----------

   $2,243,784    $4,321,478    $6,565,262     $973,613
=============  ============  ============  ===========







     $293,478      $997,104    $1,290,582     $207,799    1987       10/92          (b)
=============  ============  ============  ===========







            -            (f)           (f)          (d)   1996       07/97          (d)
=============



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


(a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996, are summarized as follows:

                                                                                          Accumulated
                                                                        Cost             Depreciation
                                                                  -----------------    ---------------
              Properties the Partnership has Invested
                in Under Operating Leases:

                   Balance, December 31, 1995                         $  16,043,836        $  994,804
                   Disposition                                             (406,768)               --
                   Acquisition                                              406,768                --
                   Depreciation expense                                          --           251,483
                                                                  -----------------    ---------------

                   Balance, December 31, 1996                            16,043,836         1,246,287
                   Disposition                                             (382,955)               --
                   Depreciation expense                                          --           251,483
                                                                  -----------------    ---------------

                   Balance, December 31, 1997                            15,660,881         1,497,770
                   Reclassified to operating lease                        1,726,862                --
                   Reclassified to capital lease                           (361,010)          (52,855 )
                   Depreciation expense                                          --           266,272
                                                                  -----------------    ---------------

                   Balance, December 31, 1998                         $  17,026,733       $ 1,711,187
                                                                  =================    ===============

              Properties of Joint Venture in Which
                the  Partnership  has a 45.2%
                Interest and has Invested in
                Under an Operating Lease:

                   Balance, December 31, 1995                          $  6,131,281        $  648,561
                   Depreciation expense                                          --           152,137
                                                                  -----------------    ---------------

                   Balance, December 31, 1996                             6,131,281           800,698
                   Depreciation expense                                          --           152,136
                                                                  -----------------    ---------------

                   Balance, December 31, 1997                             6,131,281           952,834
                   Depreciation expense                                          --           152,137
                                                                  -----------------    ---------------

                   Balance, December 31, 1998                          $  6,131,281       $ 1,104,971
                                                                  =================    ===============


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                           Accumulated
                                                                        Cost               Depreciation
                                                                   ----------------      ----------------
          Properties  of  Joint  Venture  in
            Which  the  Partnership  has a 50%
            Interest and has Invested
            in Under Operating Leases:

               Balance, December 31, 1995                              $ 6,565,262             $  541,467
               Depreciation expense                                             --                144,049
                                                                   ----------------      ----------------

               Balance, December 31, 1996                                6,565,262                685,516
               Depreciation expense                                             --                144,049
                                                                   ----------------      ----------------

               Balance, December 31, 1997                                6,565,262                829,565
               Depreciation expense                                             --                144,048
                                                                   ----------------      ----------------

               Balance, December 31, 1998                              $ 6,565,262             $  973,613
                                                                   ================      ================

          Property  of Joint  Venture  in Which
            the  Partnership  has a 27.33%
            Interest and has Invested in
            Under an Operating Lease:

               Balance, December 31, 1995                              $ 1,290,582             $  108,088
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 1996                                1,290,582                141,325
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 1997                                1,290,582                174,562
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 1998                              $ 1,290,582             $  207,799
                                                                   ================      ================

          Property   in  Which   the Partnership
            has  a  67%   Interest   as
            Tenants-in-Common  and has
            Invested  in  Under a  Direct  Financing
            Lease:

               Balance, December 31, 1997                               $  552,590                $    --
               Depreciation expense (d)                                         --                     --
                                                                   ----------------      ----------------

               Balance, December 31, 1998                               $  552,590                $    --
                                                                   ================      ================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998



  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $23,476,756 and $15,548,555, respectively. All of the leases are treated as operating leases for federal income tax purposes

  (d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

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

  (h) Effective January 1, 1995, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1995, and will be depreciated over its remaining estimated life of approximately 27 years. During 1997, the Partnership released this Property to Shells Seafood Restaurants.

  (i) This Property was exchanged for a Burger King Property previously owned and located in Woodmere, Ohio, during 1996.

  (j) Effective August 1, 1998, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of August 1, 1998, and will be depreciated over its remaining estimated life of approximately 22 years.

  (k) Effective September 30, 1998, the lease for this property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value at September 30, 1998, and will be depreciated over its remaining estimated life of approximately 23 years.

  (l) For financial reporting purposes, the undepreciated cost of the Property in Williamsville, New York, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on the building in the amount of $249,368 for the year ended December 31, 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the current estimate of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on the building.

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

        10.1 Management Agreement between CNL Income Fund IX, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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