Form 10-Q
period 1999-03-31
CNL INCOME FUND IX LTD
filed 1999-05-17
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3004138
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk
Part II

   Other Information

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  1999                   1998
                                                                           -------------------    -------------------
                               ASSETS

   Landand  buildings on operating  leases,  less  accumulated  depreciation  of
       $1,661,133 and $1,711,187 and allowance for loss on building
       of $249,368 for 1999 and 1998                                             $ 14,933,928           $ 15,066,178
   Net investment in direct financing leases, less
       allowance for impairment in carrying value of
       $65,407 for 1998                                                             5,366,053              5,905,995
   Investment in joint ventures                                                     6,421,708              6,473,381
   Cash and cash equivalents                                                        2,044,011              1,287,379
   Receivables, less allowance for doubtful accounts
       of $208,186 and $206,052                                                        61,678                 93,569
   Prepaid expenses                                                                    20,404                  3,185
   Lease costs, less accumulated amortization of
       $1,952 and $1,577                                                               13,048                 13,423
   Accrued rental income                                                            1,163,425              1,255,968
                                                                           -------------------    -------------------

                                                                                 $ 30,024,255           $ 30,099,078
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   31,318             $    1,103
   Accrued and escrowed real estate taxes payable                                      36,161                  9,022
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                               8,412                 24,187
   Rents paid in advance and deposits                                                 101,984                 63,347
                                                                           -------------------    -------------------
       Total liabilities                                                              965,376                885,160

   Partners' capital                                                               29,058,879             29,213,918
                                                                           -------------------    -------------------

                                                                                 $ 30,024,255           $ 30,099,078
                                                                           ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 418,795         $ 476,737
    Earned income from direct financing leases                                    173,188           210,157
    Interest and other income                                                      23,251            11,621
                                                                           ---------------    --------------
                                                                                  615,234           698,515
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           41,973            33,378
    Professional services                                                           9,062             6,336
    Real estate tax expense                                                         7,692                --
    State and other taxes                                                          24,759            14,145
    Depreciation and amortization                                                  75,910            63,245
    Transaction costs                                                              35,275                --
                                                                           ---------------    --------------
                                                                                  194,671           117,104
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Land, Building, and Net
    Investment in Direct Financing Lease                                          420,563           581,411

Equity in Earnings of Joint Ventures                                              135,902           127,808

Gain on Sale of Land, Building and Net Investment in
    Direct Financing Lease                                                         75,997                 --
                                                                           ---------------    --------------

Net Income                                                                      $ 632,462         $ 709,219
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   6,128         $   7,092
    Limited partners                                                              626,334           702,127
                                                                           ---------------    --------------

                                                                                $ 632,462         $ 709,219
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.18          $   0.20
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,500,000         3,500,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended           Year Ended
                                                                             March 31,            December 31,
                                                                                1999                  1998
                                                                         -------------------    ------------------
General partners:
    Beginning balance                                                           $   214,763            $  190,772
    Net income                                                                        6,128                23,991
                                                                         -------------------    ------------------
                                                                                    220,891               214,763
                                                                         -------------------    ------------------

Limited partners:
    Beginning balance                                                            28,999,155            29,956,452
    Net income                                                                      626,334             2,262,707
    Distributions ($0.23 and $0.92 per
       limited partner unit, respectively)                                         (787,501 )          (3,220,004 )
                                                                         -------------------    ------------------
                                                                                 28,837,988            28,999,155
                                                                         -------------------    ------------------

Total partners' capital                                                        $ 29,058,879          $ 29,213,918
                                                                         ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                 1999                1998
                                                                            ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $ 785,344           $ 804,054
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land, building and Net
          investment in direct financing lease                                    2,400,000                   --
       Additions to land and building on
          operating leases                                                       (1,641,211 )                --
                                                                            ----------------    ----------------
              Net cash provided by investing activities                             758,789                  --
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (787,501 )          (787,501 )
                                                                            ----------------    ----------------
          Net cash used in financing activities                                    (787,501 )          (787,501 )
                                                                            ----------------    ----------------

Net Increase in Cash and Cash Equivalents                                           756,632              16,553

Cash and Cash Equivalents at Beginning of Quarter                                 1,287,379           1,250,388
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Quarter                                      $2,044,011          $1,266,941
                                                                            ================    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 787,501           $ 857,501
                                                                            ================    ================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1998.

         Certain items in the prior year's financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Buildings on Operating Leases:

         During February and March 1999, the Partnership sold its properties in Corpus Christi, Texas and Rochester, New York, respectively, received net sales proceeds of $1,350,000 and $1,050,000, respectively, resulting in a gain of $56,369 and $19,628, respectively for financial reporting purposes (see Note 3). These properties were originally acquired by the Partnership in 1991 and 1992 and had a total cost of approximately $2,288,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for a total of approximately $111,200 in excess of their original purchase prices. In March 1999, the Partnership reinvested a portion of the net sales proceeds it received from these sales, in a Golden Corral property located in Albany, Georgia, at an approximate cost of $1,641,000.

3.       Net Investment in Direct Financing Leases:

         At December 31, 1998, the Partnership had recorded an allowance for impairment in carrying value of $65,407 relating to the Property in Rochester, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In March 1999, the Partnership sold this property and received net sales proceeds of $1,049,999 and recorded a gain of $19,628 for financial reporting

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.       Net Investment in Direct Financing Leases - Continued:

         purposes, resulting in a net loss of approximately $45,800. The building portion of this property had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value), unearned income and the allowance for impairment in carrying value relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 2.)

4.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,700,097 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,414,830 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.       Merger Transaction - Continued:

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 40 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the general partners as tenants-in-common.

Liquidity and Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) during the quarters ended March 31, 1999 and 1998, of $785,344 and $804,054, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         During February and March 1999, the Partnership sold its Properties in Corpus Christi, Texas and Rochester, New York, respectively, and received total sales proceeds of $2,400,000 resulting in a total gain of $75,997 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1991 and 1992 and had a total cost of approximately $2,288,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Properties for approximately $111,200 in excess of their original purchase prices. In March 1999, the Partnership reinvested a majority of the net sales proceeds in a Golden Corral Property located in Albany, Georgia, at an approximate cost of $1,641,000. The Partnership intends to reinvest the remaining net sales proceeds in additional Properties.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay
Partnership expenses, or to make distributions to the partners and, for net sales proceeds, to reinvest in additional Properties. At March 31, 1999, the Partnership had $2,044,011 invested in such short-term investments, as compared to $1,287,379 at December 31, 1998. The increase in cash and cash equivalents for the quarter ended March 31, 1999, is primarily attributable to the fact that the Partnership is holding the remaining net sales proceeds relating to the Property sales described above, pending reinvestment in additional Properties. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $965,376 at March 31, 1999, from $885,160 at December 31, 1998, partially as a result of an increase in escrowed real estate taxes payable and an increase in rents paid in advance at March 31, 1999. In addition, the increase in liabilities at March 31, 1999 is partially a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $787,501 and $857,501 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions for the quarters ended March 31, 1999 and 1998 of $0.23 and $0.25 per unit, respectively. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 3,700,097 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,414,830 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership owned and leased 27 wholly owned Properties, and during the quarter ended March 31, 1999, the Partnership owned and leased 28 wholly owned Properties (which included two Properties which were sold during 1999), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $591,983 and $686,894, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from these Properties. The decrease in rental, earned, and contingent rental income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is partially due to a decrease in rental and earned income of approximately $44,100, as a result of the sale of two Properties, as described above in "Liquidity and Capital Resources." The decrease was partially offset approximately $5,000 due to the fact that the Partnership reinvested a portion of the net sales proceeds in a Property in Albany, Georgia, during the quarter ended March 31, 1999.

         The decrease in rental, earned, and contingent rental income is also partially attributable to a decrease of approximately $32,000 due to the fact that during 1998, Brambury Associates, the tenant of the Property in Williamsville, New York filed for bankruptcy, rejected the lease and ceased making rental payments to the Partnership. The Partnership will not recognize rental, earned, or contingent rental income until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for the Property.

         Rental, earned and contingent rental income also decreased by approximately $15,600 during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, due to the fact that during the quarter ended March 31, 1998, the Partnership recorded additional contingent rental amounts as a result of adjusting estimated contingent rental amounts accrued at December 1997, to actual amounts.

         For the quarters ended March 31, 1999 and 1998, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and one Property with an affiliate of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $135,902 and $127,808, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $194,671 and $117,104 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses was partially due to an increase in depreciation expense as a result of the lease amendments requiring the reclassification of two leases from direct financing leases to operating leases during 1998.

         Operating expenses also increased during the quarter ended March 31, 1999, due to an increase in legal fees, insurance and real estate tax expense incurred in connection with the fact that the tenant of the Property in Williamsville, New York filed for bankruptcy and ceased making rental payments. The Partnership will continue to incur certain expenses such as real estate taxes, insurance and maintenance relating to this Property until a replacement tenant or purchaser is located. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         The increase in operating expenses for the quarter ended March 31, 1999, as compared to March 31, 1998, is also due to the fact that the Partnership incurred $35,275 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sales of the Properties in Corpus Christi, Texas and Rochester, New York, as described above in "Liquidity and Capital Resources," the Partnership recognized a total gain of $75,997 for financial reporting purposes during the quarter ended March 31, 1999. No Properties were sold during the quarter ended March 31, 1998.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

           On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.    Changes in Securities.       Inapplicable.

Item 3.    Default upon Senior Securities.   Inapplicable.

Item 4.    Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.    Other Information.        Inapplicable.

Item 6.    Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      27        Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999


            CNL INCOME FUND IX, LTD.

                   By:         CNL REALTY CORPORATION
                               General Partner


                             By:    /s/ James M. Seneff, Jr.
                                    --------------------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                             By:    /s/ Robert A. Bourne
                                    --------------------------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                     Accounting Officer)