Form 10-K/A
period 1997-12-31
CNL INCOME FUND IX LTD
filed 1999-07-30
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ___________


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund IX, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.



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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000, and were used to acquire 40 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1997, the Partnership sold its Property in Alpharetta, Georgia, and reinvested the net sales proceeds in an IHOP Property located in Englewood, Colorado, with an affiliate of the General Partners, as tenants-in-common. As a result of the above transactions, as of December 31, 1997, the Partnership owned 40 Properties. The 40 Properties include 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

Major Tenants


         During 1997, five of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) TPI Restaurants, Inc., (iii) Flagstar Enterprises, Inc., (iv) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and one
Property owned as tenants-in-common). As of December 31, 1997, Carrols Corporation was the lessee under leases relating to four restaurants, TPI Restaurants, Inc. was the lessee under leases relating to five restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and one Property owned as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture arrangements: CNL Restaurant Investments II with CNL Income Fund VII, Ltd. and CNL Income Fund VIII, Ltd., affiliates of the General Partners, to purchase and hold six Properties; CNL Restaurant Investments III with CNL Income Fund X, Ltd., an affiliate of the General Partners, to purchase and hold six Properties; and Ashland Joint Venture with CNL Income Fund X, Ltd. and CNL Income Fund XI, Ltd., affiliates of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 45.2% interest in CNL Restaurant Investments II, a 50 percent interest in CNL Restaurant Investments III, and a 27.33% interest in Ashland Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.


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


         In addition to the above joint venture arrangements, in July 1997, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common , with CNL Income Fund III, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 67.23% interest in this Property. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.


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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 40 Properties. Of the 40 Properties, 26 are owned by the Partnership in fee simple, 13 are owned through joint venture arrangements and one Property is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 21,400 to 169,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997, by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                  Number of Properties
         -----                                  --------------------

         Alabama                                         3
         Colorado                                        1
         Florida                                         1
         Georgia                                         1
         Illinois                                        1
         Indiana                                         2
         Louisiana                                       3
         Michigan                                        1
         Minnesota                                       1
         Mississippi                                     1
         North Carolina                                  3
         New Hampshire                                   3
         New York                                        3
         Ohio                                            7
         South Carolina                                  1
         Tennessee                                       2
         Texas                                           6
                                                   -------
         TOTAL PROPERTIES:                              40
                                                   =======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including Properties held through tenancy in common arrangements) for federal income tax purposes was $23,476,756 and $15,036,874, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.


         Restaurant Chain                                Number of Properties
         ----------------                                --------------------

         Burger King                                                  18
         Denny's                                                       4
         Golden Corral                                                 3
         Hardee's                                                      6
         IHOP                                                          1
         Perkins                                                       2
         Shells Seafood Restaurant                                     1
         Shoney's                                                      5
                                                                  ------
         TOTAL PROPERTIES                                             40
                                                                  ======
         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                         For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              --------------------------------------------------------------------------------

    Rental Revenues (1)        $3,350,655        $3,516,267       $3,534,838        $3,482,391      $2,994,767
    Properties                         40                40               40                40              40
    Average Rent per Unit         $83,766           $87,907          $88,371           $87,060         $74,869

(1) Rental revenues include the Partnership's share of rental revenues from the 13 Properties owned through joint venture arrangements and the one property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

    The following is a schedule of lease expirations for leases in place as of December 31, 1997, for each of the ten years beginning with 1998 and thereafter.

                                                                  Percentage of
                              Number          Annual Rental        Gross Annual
   Expiration Year         of Leases             Revenues         Rental Income
  ------------------    ----------------   -------------------   ---------------
         1998                        -                      -               -
         1999                        -                      -               -
         2000                        -                      -               -
         2001                        -                      -               -
         2002                        -                      -               -
         2003                        -                      -               -
         2004                        -                      -               -
         2005                        8                625,126          18.49%
         2006                       11                910,294          26.92%
         Thereafter                 21              1,845,943          54.59%
                              --------         --------------     -----------
         Totals                     40              3,381,363         100.00%
                              ========         ==============     ===========

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



                                     PART II




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 40 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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


         None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,250,388 invested in such short-term investments as compared to $1,288,618 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,004 for the year ended December 31, 1997 and $3,185,004 for each of the years ended December 31, 1996 and 1995. This represents a distribution of $0.90 per Unit for the year ended December 31, 1997 and $0.91 per Unit for each of the years ended December 31, 1996 and 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.


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


         In addition, rental and earned income decreased approximately $51,800 during 1997, as a result of the sale of the Property in Alpharetta, Georgia, in June 1997. In July 1997, the Partnership reinvested the net sales proceeds in a Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners, as discussed above in "Capital Resources."


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


         As a result of the 1997 sale of the Property in Alpharetta, Georgia, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $199,643 for the year ended December 31, 1997. No Properties were sold during 1996 or 1995.


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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


                                            CNL INCOME FUND IX, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner


                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE, President



                                            By:    ROBERT A. BOURNE
                                                   General Partner


                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE


                                            By:    JAMES M. SENEFF, JR.
                                                   General Partner


                                                   /s/ James M. Seneff, Jr.
                                                   ------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                          Date
        ---------                    -----                          ----

/s/ Robert A. Bourne        President, Treasurer and            July 29, 1999
--------------------        Director(Principal Financial
Robert A. Bourne            and Accounting Officer)




/s/ James M. Seneff, Jr.    Chief Executive Officer and         July 29, 1999
------------------------    Director (Principal Executive
James M. Seneff, Jr.        Officer