Form 10-Q
period 1999-06-30
CNL INCOME FUND IX LTD
filed 1999-08-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
 -----------------------------------------------------------------------------
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

   Other Information

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                June 30,             December 31,
                                                                                  1999                   1998
                                                                           -------------------    -------------------
                               ASSETS

   Landand  buildings on operating  leases,
       less  accumulated  depreciation  of
       $1,741,537 and $1,711,187, respectively,
       and allowance for loss
       on building   of $249,368 for 1999 and 1998                               $ 14,853,524           $ 15,066,178
   Net investment in direct financing leases, less
       allowance for impairment in carrying value of
       $65,407 for 1998                                                             5,351,113              5,905,995
   Investment in joint ventures                                                     6,387,805              6,473,381
   Cash and cash equivalents                                                        1,941,669              1,287,379
   Receivables, less allowance for doubtful accounts
       of $92,952 and $206,052, respectively                                           51,574                 93,569
   Prepaid expenses                                                                    17,002                  3,185
   Lease costs, less accumulated amortization of
       $2,327 and $1,577, respectively                                                 12,673                 13,423
   Accrued rental income                                                            1,170,144              1,255,968
                                                                           -------------------    -------------------

                                                                                 $ 29,785,504           $ 30,099,078
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   92,339             $    1,103
   Escrowed real estate taxes payable                                                  11,377                  9,022
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              22,000                 24,187
   Rents paid in advance and deposits                                                  58,337                 63,347
                                                                           -------------------    -------------------
       Total liabilities                                                              971,554                885,160

   Commitments and Contingencies (Note 4)

   Partners' capital                                                               28,813,950             29,213,918
                                                                           -------------------    -------------------

                                                                                 $ 29,785,504           $ 30,099,078
                                                                           ===================    ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                    Six Months Ended
                                                                    June 30,                           June 30,
                                                              1999            1998              1999              1998
                                                           ------------    ------------      ------------      ------------
Revenues:
    Rental income from operating leases                      $ 346,107       $ 417,741         $ 764,902         $ 894,478
    Adjustments to accrued rental income                            --        (267,598 )              --          (267,598 )
    Earned income from direct financing leases                 240,396         132,106           413,584           342,263
    Interest and other income                                   35,410          16,047            58,661            27,668
                                                           ------------    ------------      ------------      ------------
                                                               621,913         298,296         1,237,147           996,811
                                                           ------------    ------------      ------------      ------------

Expenses:
    General operating and administrative                        42,662          37,701            84,635            71,079
    Bad debt expense                                                --           5,133                --             5,133
    Professional services                                       16,879           8,406            25,941            14,742
    Real estate taxes                                              699              --             8,391                --
    State and other taxes                                          125             192            24,884            14,337
    Depreciation and amortization                               80,780          63,245           156,690           126,490
    Transaction costs                                           86,351              --           121,626                --
                                                           ------------    ------------      ------------      ------------
                                                               227,496         114,677           422,167           231,781
                                                           ------------    ------------      ------------      ------------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Land and Building                      394,417         183,619           814,980           765,030

Equity in Earnings of Joint Ventures                           148,155         148,860           284,057           276,668

Gain on Sale of Land and Building                                   --              --            75,997                --
                                                           ------------    ------------      ------------      ------------

Net Income                                                   $ 542,572       $ 332,479        $1,175,034        $1,041,698
                                                           ============    ============      ============      ============

Allocation of Net Income:
    General partners                                          $  5,426        $  3,325          $ 11,554          $ 10,417
    Limited partners                                           537,146         329,154         1,163,480         1,031,281
                                                           ------------    ------------      ------------      ------------

                                                             $ 542,572       $ 332,479        $1,175,034        $1,041,698
                                                           ============    ============      ============      ============

Net Income Per Limited Partner Unit                           $   0.15        $   0.09          $   0.33          $   0.29
                                                           ============    ============      ============      ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        3,500,000       3,500,000         3,500,000         3,500,000
                                                           ============    ============      ============      ============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Six Months Ended             Year Ended
                                                                           June 30,                December 31,
                                                                             1999                      1998
                                                                    -----------------------    ----------------------
General partners:
    Beginning balance                                                       $  214,763                  $  190,772
    Net income                                                                  11,554                      23,991
                                                                      -----------------          ------------------
                                                                               226,317                     214,763
                                                                      -----------------          ------------------

Limited partners:
    Beginning balance                                                       28,999,155                  29,956,452
    Net income                                                               1,163,480                   2,262,707
    Distributions ($0.45 and $0.92 per
       limited partner unit, respectively)                                  (1,575,002 )                (3,220,004 )
                                                                      -----------------          ------------------
                                                                            28,587,633                  28,999,155
                                                                      -----------------          ------------------

Total partners' capital                                                    $28,813,950                 $29,213,918
                                                                      =================          ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 1999                1998
                                                                            ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $1,470,503          $1,633,800
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                    2,400,000                   --
       Additions to land and buildings on                                                                     --
          operating leases                                                       (1,641,211 )
                                                                            ----------------    ----------------
              Net cash provided by investing activities                             758,789                  --
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,575,002 )        (1,645,002 )
                                                                            ----------------    ----------------
              Net cash used in financing activities                              (1,575,002 )        (1,645,002 )
                                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                654,290             (11,202 )

Cash and Cash Equivalents at Beginning of Period                                  1,287,379           1,250,388
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Period                                       $1,941,669          $1,239,186
                                                                            ================    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 787,501           $ 787,501
                                                                            ================    ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         During February and March 1999, the Partnership sold its properties in Corpus Christi, Texas and Rochester, New York, respectively, and received net sales proceeds of $1,350,000 and $1,050,000, respectively, resulting in a gain of $56,369 and $19,628, respectively, for financial reporting purposes (see Note 3). These properties were originally acquired by the Partnership in 1991 and 1992 and had a total cost of approximately $2,288,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for a total of approximately $111,200 in excess of their original purchase prices. In March 1999, the Partnership reinvested a portion of the net sales proceeds it received from these sales in a Golden Corral property located in Albany, Georgia, at an approximate cost of $1,641,200.

3.       Net Investment in Direct Financing Leases:

         At December 31, 1998, the Partnership had recorded an allowance of $65,407 for impairment in the carrying value of the Property in Rochester, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In March 1999, the Partnership sold this property and received net sales proceeds of $1,050,000 and recorded a gain of $19,628 for financial reporting

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Net Investment in Direct Financing Leases - Continued:

         purposes, resulting in a total net loss of approximately $45,800. The building portion of this property had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value), unearned income and the allowance for impairment in carrying value relating to the building, were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 2.)

4.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,850,049 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,414,830 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Commitments and Contingencies - Continued:

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. The general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 40 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the general partners as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) during the six months ended June 30, 1999 and 1998, of $1,470,503 and $1,633,800, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter and six months ended June 30, 1999.

         During February and March 1999, the Partnership sold its Properties in Corpus Christi, Texas and Rochester, New York, respectively, and received sales proceeds of $1,350,000 and $1,250,000, respectively, resulting in gains of $56,369 and $19,628, respectively, for financial reporting purposes. These Properties were originally acquired by the Partnership in 1991 and 1992 and had a total cost of approximately $2,288,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $111,200 in excess of their original purchase prices. In March 1999, the Partnership reinvested a majority of the net sales proceeds in a Golden Corral Property located in Albany, Georgia, at an approximate cost of $1,641,000. The Partnership intends to reinvest the remaining net sales proceeds in additional Properties.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposits in commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, or to make distributions to the partners and, for net sales proceeds, to reinvest in additional Properties. At June 30, 1999, the Partnership had $1,941,669 invested in such short-term investments, as compared to $1,287,379 at December 31, 1998. The increase in cash and cash equivalents for the six months ended June 30, 1999, was primarily attributable to the fact that the Partnership is holding the remaining net sales proceeds relating to the Property sales described above, pending reinvestment in additional Properties. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital and other needs.

Short-Term Liquidity

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,575,002 and $1,645,002 for the six months ended June 30, 1999 and 1998, respectively
($787,501 for each of the quarters ended June 30, 1999 and 1998). This represents distributions for the six months ended June 30, 1999 and 1998 of $0.45 and $0.47 per unit, respectively ($0.23 per unit for each of the applicable quarters). No distributions were made to the general partners for quarter and the six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $971,554 at June 30, 1999, from $885,160 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership owned and leased 27 wholly owned Properties, and during the six months ended June 30, 1999, the Partnership owned and leased 28 wholly owned Properties (which included two Properties which were sold during 1999), to operators of fast-food and family-style restaurant chains. In connection with these Properties, during the six months ended June 30, 1999 and 1998, the Partnership earned $1,178,486 and $969,143, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $586,503 and $282,249 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income were higher for the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, due to the fact that in May 1998, the tenant of the Properties in Williamsville and Rochester, New York filed for bankruptcy, rejected the lease relating to the Property in Williamsville, New York and ceased making rental payments on such lease. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $267,600 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. No such amounts were written-off during the quarter and six months ended June 30, 1999. Rental and earned income were also higher during the quarter and six months ended June 30, 1999, due to the fact that during the quarter and six months ended June 30, 1998, the Partnership increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of $114,600 due to financial difficulties the tenant was experiencing. No such allowance was established during the quarter and six months ended June 30, 1999. The increase in rental and earned income during the quarter and six months ended June 30, 1999 was partially offset by a decrease in rental and earned income of approximately $21,000 and $63,900 for the quarter and six months ended June 30, 1999, respectively, due to the fact that the tenant ceased making rental payments relating to the Property in Williamsville, New York in May 1998, as described above. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The Partnership will not recognize rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for this Property.

         The increase in rental and earned income was also offset by a decrease of approximately $39,000 and $48,000 during the quarter and six months ended June 30, 1999, respectively, due to the fact that the Partnership sold the Property located in Rochester, New York, as described above in "Capital Resources."

         Rental and earned income were also higher during the quarter and six months ended June 30, 1999 due to the fact that, during the quarter and six months ended June 30, 1998, the Partnership collected and recorded as income approximately $14,600 and $29,300, respectively, of past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Property in Grand Prairie, Texas, in accordance with the Partnership's collection policy.

         The increase in rental and earned income during the quarter and six months ended June 30, 1999, was also partially offset by a decrease of approximately $40,300 and $62,300, respectively, as a result of the sale of the Property in Corpus Christi, Texas, as described above in "Capital Resources." In March 1999, the Partnership reinvested a portion of these net sales proceeds in a Property in Albany, Georgia, as described above in "Capital Resources," which resulted in an increase in rental and earned income of approximately $44,100 and $48,900 during the quarter and six months ended June 30, 1999, respectively.

         In addition, the increase in rental and earned income was partially offset by a decrease of approximately $31,500 and $59,900 for the quarter and six months ended June 30, 1999, respectively, due to the fact that the leases relating to the Burger King Properties in Shelby, North Carolina; Maple Heights, Ohio; Watertown, New York and Carrboro, North Carolina were amended to provide for rent reductions from August 1998 through the end of the lease terms. Rental and earned income relating to these Properties are expected to remain at reduced amounts as a result of these amendments.

         For the six months ended June 30, 1999 and 1998, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and one Property with an affiliate of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $284,057 and $276,668, respectively, attributable to net income earned by these joint ventures, $148,155 and $148,860 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization expense, were $422,167 and $231,781 for the six months ended June 30, 1999 and 1998, respectively, of which $227,496 and $114,677 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses was partially due to an increase in depreciation expense as a result of the lease amendments requiring the reclassification of two of the four leases from direct financing leases to operating leases during 1998 and the additional depreciation expense relating to the Property acquired in March 1999.

         Operating expenses also increased during the quarter and six months ended June 30, 1999, due to an increase in legal fees, insurance, real estate tax expense and maintenance incurred in connection with the fact that the tenant of the Property in Williamsville, New York filed for bankruptcy, rejected the lease, and ceased making rental payments. The Partnership will continue to incur these types of expenses until a replacement tenant or purchaser is located. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         The increase in operating expenses for the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was also due to the fact that the Partnership incurred $86,351 and $121,626, during the quarter and six months ended June 30, 1999, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sales of the Properties in Corpus Christi, Texas and Rochester, New York, as described above in "Capital Resources," the Partnership recognized a total gain of $75,997 for financial reporting purposes during the quarter and six months ended June 30, 1999. No Properties were sold during the quarter and six months ended June 30, 1998.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,850,049 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,414,830 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 1999


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