Form 10-K405/A
period 1998-12-31
CNL INCOME FUND IX LTD
filed 1999-10-29
CIK 863779

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    December 31, 1998
                                         ------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____________ to ____________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X     No  _____
                                        ------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund X, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000, and were used to acquire 41 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1997, the Partnership sold its Property in Alpharetta, Georgia, and reinvested the net sales proceeds in an IHOP Property located in Englewood, Colorado, with an affiliate of the General Partners, as tenants-in-common. As a result of the above transactions, as of December 31, 1998, the Partnership owned 41 Properties. The 41 Properties include 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. In February and March 1999, the Partnership sold two Properties, one in Corpus Christi, Texas and one in Rochester, New York, respectively. The Partnership intends to reinvest the net sales proceeds from these sales in additional Properties. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into the following separate joint venture arrangements: CNL Restaurant Investments II with CNL Income Fund VII, Ltd. and CNL Income Fund VIII, Ltd., affiliates of the General Partners, to purchase and hold six Properties; CNL Restaurant Investments III with CNL Income Fund X, Ltd., an affiliate of the General Partners, to purchase and hold six Properties; and Ashland Joint Venture with CNL Income Fund X, Ltd. and CNL Income Fund XI, Ltd., affiliates of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 45.2% interest in CNL Restaurant Investments II, a 50 percent interest in CNL Restaurant Investments III and a 27.33% interest in Ashland Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

     In addition to the above joint venture arrangements, in July 1997, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common, with CNL Income Fund III, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 67 percent interest in this Property. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 41 Properties. Of the 41 Properties, 27 are owned by the Partnership in fee simple, 13 are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 21,400 to 169,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                              Number of Properties
          -----                              --------------------
          Alabama                                     4
          Colorado                                    1
          Florida                                     1
          Georgia                                     1
          Illinois                                    1
          Indiana                                     2
          Louisiana                                   3
          Michigan                                    1
          Minnesota                                   1
          Mississippi                                 1
          North Carolina                              3
          New Hampshire                               3
          New York                                    3
          Ohio                                        7
          South Carolina                              1
          Tennessee                                   2
          Texas                                       6
                                                 -------
          TOTAL PROPERTIES:                          41
                                                 =======

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $23,476,756 and $15,548,555, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Properties                         Number of Properties
          ----------                         --------------------
          Burger King                                  18
          Captain D's                                   1
          Denny's                                       4
          Golden Corral                                 2
          Hardee's                                      6
          IHOP                                          1
          Perkins                                       2
          Shells Seafood Restaurant                     1
          Shoney's                                      6
                                                   -------
          TOTAL PROPERTIES:                            41
                                                   =======

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

     As of December 31, 1998, 1997, 1996, 1995 and 1994, the Properties were 98%, 100%, 100%, 100% and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                               For the Year Ended December 31:

                                 1998                 1997                 1996                 1995                 1994
                           ---------------      ---------------      ---------------      ---------------      ---------------
 Rental Income (1)              $3,473,845           $3,350,655           $3,516,267           $3,534,838           $3,482,391
 Properties (2)                         41                   40                   40                   40                   40
 Average per Unit               $   84,728           $   83,766           $   87,907           $   88,371           $   87,060

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                       Percentage of
                                     Number                 Annual Rental               Gross Annual
   Expiration Year                 of Leases                   Revenues                Rental Income
--------------------          ------------------         ------------------          ------------------
          1999                           --                          --                        --
          2000                           --                          --                        --
          2001                           --                          --                        --
          2002                           --                          --                        --
          2003                           --                          --                        --
          2004                           --                          --                        --
          2005                            8                     625,126                     18.65%
          2006                           11                     910,294                     27.16%
          2007                            1                      89,214                      2.66%
          2008                           --                          --                        --
       Thereafter                        20                   1,727,066                     51.53%
                                    -------                   ---------                    ------
       Totals (1)                        40                   3,351,700                    100.00%
                                    =======                   =========                    ======

(1)  Excludes one Property which was vacant at December 31, 1998.

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


                                    PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 41 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $1,287,379 invested in such short-term investments as compared to $1,250,388 at December 31, 1997. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,700,097 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,414,830 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited

Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------



                                                                          Page
                                                                          ----

Report of Independent Accountants                                          17

Financial Statements:

  Balance Sheets                                                           18

  Statements of Income                                                     19

  Statements of Partners' Capital                                          20

  Statements of Cash Flows                                                 21

  Notes to Financial Statements                                            22

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 1999, except for Note 10 for which the date is March 11, 1999

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                        December 31,
                                                                 1998                 1997
                                                              -----------         -----------
                   ASSETS
                   ------

Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on building                                       $15,066,178         $14,163,111
Net investment in direct financing leases, less
   allowance for impairment in carrying value                   5,905,995           7,482,757
Investment in joint ventures                                    6,473,381           6,619,364
Cash and cash equivalents                                       1,287,379           1,250,388
Receivables, less allowance for doubtful
   accounts of $206,052 and $108,316                               93,569              96,134
Prepaid expenses                                                    3,185               3,924
Lease costs, less accumulated amortization
   of $1,577 and $77                                               13,423              14,923
Accrued rental income                                           1,255,968           1,465,820
                                                              -----------         -----------

                                                              $30,099,078         $31,096,421
                                                              ===========         ===========


          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

Accounts payable                                              $     1,103         $     4,490
Accrued and escrowed real estate taxes payable                      9,022              45,591
Distributions payable                                             787,501             787,501
Due to related parties                                             24,187               4,619
Rents paid in advance and deposits                                 63,347             106,996
                                                              -----------         -----------
       Total liabilities                                          885,160             949,197

Partners' capital                                              29,213,918          30,147,224
                                                              -----------         -----------

                                                              $30,099,078         $31,096,421
                                                              ===========         ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
                             STATEMENTS OF INCOME
                             --------------------

                                                                           Year Ended December 31,
                                                         1998                        1997                          1996
                                                  ------------------          ------------------         -------------------
Revenues:
 Rental income from operating leases              $        1,804,248          $        1,742,351         $         1,854,245
 Adjustments to accrued rental income                       (267,600)                         --                          --
 Earned income from direct                                   826,962                     830,603                     917,074
   financing leases
 Contingent rental income                                     79,780                      74,867                     120,999
 Interest and other income                                    61,129                      44,669                      51,348
                                                  ------------------          ------------------         -------------------
                                                           2,504,519                   2,692,490                   2,943,666
                                                  ------------------          ------------------         -------------------
Expenses:
 General operating and administrative                        142,996                     153,175                     152,437
 Professional services                                        43,685                      24,658                      26,610
 Bad debt expense                                              5,133                      21,000                          --
 Real estate taxes                                             6,247                      30,835                       9,906
 State and other taxes                                        14,337                      11,126                       2,775
 Depreciation and amortization                               267,773                     251,560                     252,039
 Transaction costs                                            19,041                          --                          --
                                                  ------------------          ------------------         -------------------
                                                             499,212                     492,354                     443,767
                                                  ------------------          ------------------         -------------------

Income Before Equity in Earnings of Joint
 Ventures, Gain on Sale of Land and
 Building, and Provision for Loss on
 Building and Impairment in Carrying
 Value of Net Investment in Direct
 Financing Lease                                           2,005,307                   2,200,136                   2,499,899

Equity in Earnings of Joint Ventures                         596,166                     537,853                     460,400

Gain on Sale of Land and Building                                 --                     199,643                          --

Provision for Loss on Building and
 Carrying
 Value of Net Investment in Direct
 Financing Lease                                            (314,775)                         --                          --
                                                  ------------------          ------------------         -------------------

Net Income                                        $        2,286,698          $        2,937,632         $         2,960,299
                                                  ==================          ==================         ===================

Allocation of Net Income:
 General partners                                 $           23,991          $           27,380         $            29,603
 Limited partners                                          2,262,707                   2,910,252                   2,930,696
                                                  ------------------          ------------------         -------------------

                                                  $        2,286,698          $        2,937,632         $         2,960,299
                                                  ==================          ==================         ===================

Net Income Per Limited Partner Unit               $             0.65          $             0.83         $              0.84
                                                  ==================          ==================         ===================

Weighted Average Number of
 Limited Partner Units Outstanding                         3,500,000                   3,500,000                   3,500,000
                                                  ==================          ==================         ===================

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
                       -------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


                                       General Partners                                Limited Partners
                                 ----------------------------     ------------------------------------------------------------
                                                  Accumulated                                        Accumulated   Syndication
                                  Contributions     Earnings      Contributions    Distributions       Earnings       Costs
                                 --------------   -----------     -------------    -------------     -----------   -----------

Balance, December 31, 1995       $        1,000   $   132,789     $  35,000,000    $ (13,505,579)    $13,146,091   $(4,190,000)

 Distributions to limited
   partners ($0.91 per
   limited partner unit)                     --            --                --       (3,185,004)             --            --
 Net income                                  --        29,603                --               --       2,930,696            --
                                 --------------   -----------     -------------    -------------     -----------   -----------
Balance, December 31, 1996                1,000       162,392        35,000,000      (16,690,583)     16,076,787    (4,190,000)

 Distributions to limited
   partners ($0.90 per
   limited partner unit)                     --            --                --       (3,150,004)                           --
 Net income                                  --        27,380                --               --       2,910,252            --
                                 --------------   -----------     -------------    -------------     -----------   -----------

Balance, December 31, 1997                1,000       189,772        35,000,000      (19,840,587)     18,987,039    (4,190,000)

 Distributions to limited
   partners ($0.92 per
   limited partner unit)                     --            --                --       (3,220,004)             --            --
 Net income                                  --        23,991                --               --       2,262,707            --
                                 --------------   -----------     -------------    -------------     -----------   -----------

Balance, December 31, 1998       $        1,000   $   213,763     $  35,000,000    $ (23,060,591)    $21,249,746   $(4,190,000)
                                 ==============   ===========     =============    =============     ===========   ===========


                                       Total
                                     ----------

Balance, December 31, 1995           $30,584,301

 Distributions to limited
   partners ($0.91 per
   limited partner unit)              (3,185,004)
 Net income                            2,960,299
                                     -----------

Balance, December 31, 1996            30,359,596

 Distributions to limited
   partners ($0.90 per
   limited partner unit)              (3,150,004)
 Net income                            2,937,632
                                     -----------

Balance, December 31, 1997            30,147,224

 Distributions to limited
   partners ($0.92 per
   limited partner unit)              (3,220,004)
 Net income                            2,286,698
                                     -----------

Balance, December 31, 1998           $29,213,918
                                     ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                                    Year Ended December 31,
                                                                   1998                      1997                    1996
                                                             ----------------         -----------------        -----------------
Increase (Decrease) in Cash and Cash
Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                              $      2,695,934         $       2,666,373        $       2,900,048
     Distributions from joint ventures                                738,544                   676,806                  603,833
     Cash paid for expenses                                          (223,753)                 (229,884)                (186,126)
     Interest received                                                 42,665                    44,669                   38,485
       Net cash provided by operating activities                    3,253,390                 3,157,964                3,356,240
                                                             ----------------         -----------------        -----------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and building                               --                 1,053,571                       --
     Investment in joint venture                                        3,605                (1,049,762)                      --
     Payment of lease costs                                                --                   (15,000)                      --
                                                             ----------------         -----------------        -----------------
       Net cash provided by (used in)
         operating activities                                           3,605                   (11,191)                      --
                                                             ----------------         -----------------        -----------------

   Cash Flows from Financing Activities:
     Distributions to limited partners                             (3,220,004)               (3,185,003)              (3,185,004)
                                                             ----------------         -----------------        -----------------
         Net cash used in financing activities                     (3,220,004)               (3,185,003)              (3,185,004)
                                                             ----------------         -----------------        -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                   36,991                   (38,230)                 171,236

Cash and Cash Equivalents at Beginning of Year                      1,250,388                 1,288,618                1,117,382
                                                             ----------------         -----------------        -----------------

Cash and Cash Equivalents at End of Year                     $      1,287,379         $       1,250,388        $       1,288,618
                                                             ================         =================        =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                          1998                  1997                 1996
                                                                      -----------           ------------         -----------

Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

   Net income                                                         $ 2,286,698           $  2,937,632         $ 2,960,299
                                                                      -----------           ------------         -----------
   Adjustments to reconcile net income to net cash
      provided  by operating activities:
       Bad debt expense                                                     5,133                 21,000                  --
       Depreciation                                                       266,273                251,483             251,483
       Amortization                                                         1,500                     77                 556
       Equity in earnings of joint ventures, net of
         distributions                                                    142,378                138,953             143,433
       Gain on sale of land and building                                       --               (199,643)                 --
       Provision for loss on building and
         impairment in carrying value of net
         investment in direct financing lease                             314,775                     --                  --
       Decrease (increase) in receivables                                  (2,568)               (41,878)             87,823
       Decrease (increase) in prepaid expenses                                739                    (79)             (2,913)
       Decrease in net investment in direct
         financing leases                                                  92,647                121,311              89,696
       Decrease (increase) in accrued rental income                       209,852                (70,837)           (225,434)
       Increase (decrease) in accounts payable and
         accrued expenses                                                 (39,956)               (16,524)             12,111
       Increase (decrease) in due to related parties                       19,568                  3,214              (4,639)
       Increase (decrease) in rents paid in advance
         and deposits                                                     (43,649)                13,255              43,825
                                                                      -----------           ------------         -----------
          Total adjustments                                               966,692                220,332             395,941
                                                                      -----------           ------------         -----------
Net Cash Provided by Operating Activities                             $ 3,253,390           $  3,157,964         $ 3,356,240
                                                                      ===========           ============         ===========

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:

   Land and building under operating lease exchanged
     for land and building under operating lease                      $        --             $       --          $  406,768
                                                                      ===========           ============         ===========
   Distributions declared and unpaid at December 31                   $   787,501             $  787,501          $  822,500
                                                                      ===========           ============         ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund IX, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership's investments in three joint
     ----------------------------
     ventures and a property in Englewood, Colorado, for which the property is held as tenants-in-common with an affiliate, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Lease costs - Lease costs associated with negotiating a new lease are
     -----------
     amortized over the term of the new lease using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases:
     ------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December
     31:

                                         1998                1997
                                    -------------       -------------

     Land                             $ 8,207,939         $ 8,207,939
     Buildings                          8,818,794           7,452,942
                                    -------------       -------------
                                       17,026,733          15,660,881

     Less accumulated depreciation     (1,711,187)         (1,497,770)
                                    -------------       -------------
                                       15,315,546         $14,163,111
     Less allowance for loss on
      building                           (249,368)                 --
                                    -------------       -------------
                                      $15,066,178         $14,163,111
                                    =============       =============

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings - Continued:
     ------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

             1999                                    $ 1,726,921
             2000                                      1,726,921
             2001                                      1,763,564
             2002                                      1,889,001
             2003                                      1,897,501
             Thereafter                                9,771,187
                                                     -----------

                                                     $18,775,095
                                                     ===========

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                            1998            1997
                                        -----------     -----------

Minimum lease payments receivable       $11,521,454     $13,764,606
Estimated residual values                 2,091,629       2,495,379
Less unearned income                     (7,641,681)     (8,777,228)
                                        -----------     -----------
                                          5,971,402       7,482,757
Less allowance for impairment in
 carrying value                             (65,407)             --
                                        -----------     -----------
Net investment in direct financing
 leases                                 $ 5,905,995     $ 7,482,757
                                        ===========     ===========

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------


     The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1998:

               1999                                    $   832,979
               2000                                        832,979
               2001                                        844,812
               2002                                        890,607
               2003                                        890,607
               Thereafter                                7,229,470
                                                       -----------

                                                       $11,521,454
                                                       ===========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

                                                           1998               1997
                                                       --------------     ------------

          Land and buildings on operating
           leases, less accumulated
           depreciation                                   $12,253,332      $12,582,754
          Net investment in direct financing lease            991,524        1,003,680
          Cash                                                  1,196           15,124
          Receivables                                          23,283           35,773
          Prepaid expenses                                     24,790           23,544
          Accrued rental income                                36,855           11,620
          Liabilities                                           1,641           14,280
          Partners' capital                                13,329,339       13,658,215
          Revenues                                          1,576,778        1,506,380
          Net income                                        1,208,451        1,141,755

     The Partnership recognized income totaling $596,166, $537,853, and $460,400 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.   Allocations and Distributions:
     -----------------------------

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                      1998                  1997                  1996
                                                               ---------------          -------------         --------------

          Net income for financial reporting
           purposes                                                 $2,286,698             $2,937,632             $2,960,299

          Depreciation for tax reporting purposes in
           excess of depreciation for financial
           reporting purposes                                          (97,473)              (116,620)              (123,734)

          Direct financing leases recorded as
           operating leases for tax reporting
           purposes                                                     92,647                121,311                 89,696

          Gain on sale of land and building for
           financial reporting purposes in excess
           of gain for tax reporting purposes                               --               (195,820)                    --

          Equity in earnings of joint ventures for
           tax reporting purposes in excess
           of equity in earnings of joint ventures
           for financial reporting purposes                              8,256                 36,745                 37,469

          Capitalization of transaction costs for
           tax reporting purposes                                       19,041                     --                     --

          Accrued rental income                                        209,852                (70,837)              (225,434)

          Rents paid in advance                                        (44,149)                13,255                 43,825

          Allowance for loss on building and
           investment in direct financing leases                       314,775                     --                     --

          Allowance for doubtful accounts                               97,736                 79,333                 14,221
                                                               ---------------          -------------         --------------

          Net income for federal income tax
           purposes                                                 $2,887,383             $2,804,999             $2,796,342
                                                               ===============          =============         ==============

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Related Party Transactions:
     --------------------------

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Concentration of Credit Risk:
     ----------------------------

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

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for each of the years ended December 31:

                                                         1998                1997                1996
                                                   ---------------     ---------------     ---------------

     Burger King                                        $1,143,522          $1,249,715          $1,310,994
     Shoney's                                              805,729             808,675             889,148
     Hardees                                               438,324             436,312             460,762
     Golden Corral Family Steakhouse
      Restaurants                                          360,555             337,337                 N/A

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,700,097 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,414,830 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                         CNL INCOME FUND IX, LTD.

                         By: CNL REALTY CORPORATION
                             General Partner

                             /s/ Robert A. Bourne
                             ---------------------------
                             ROBERT A. BOURNE, President


                         By: ROBERT A. BOURNE
                             General Partner

                             /s/ Robert A. Bourne
                             ---------------------------
                             ROBERT A. BOURNE


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


       Signature                                   Title                                    Date
       ---------                                   -----                                    ----

/s/ Robert A. Bourne                   President, Treasurer and Director                 October 28, 1999
-------------------------------        (Principal Financial and Accounting
Robert A. Bourne                       Officer)

/s/ James M. Seneff, Jr.               Chief Executive Officer and Director              October 28, 1999
-------------------------------        (Principal Executive Officer)
James M. Seneff, Jr.