Form 10-Q
period 1999-09-30
CNL INCOME FUND IX LTD
filed 1999-11-12
CIK 863779

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                        to
                               ----------------------     ----------------------

                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                           59-3004138
---------------------------------------      -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
---------------------------------------      -----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                             -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -------

                                    CONTENTS


Part I                                                                Page
                                                                      ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-16

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                          16
Part II

   Other Information                                                   17-18

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                          September 30,           December 31,
                                                                               1999                   1998
                                                                        -------------------    -------------------
                              ASSETS
                              ------
Land and buildings on operating leases, less
  accumulated depreciation of $1,821,941 and
  $1,711,187, in 1999 and 1998, respectively, and
  allowance for loss on building of $249,368
  for 1999 and 1998                                                           $ 14,773,120           $ 15,066,178
Net investment in direct financing leases, less
  allowance for impairment in carrying value of
  $65,407 for 1998                                                               5,335,689              5,905,995
Investment in joint ventures                                                     6,357,146              6,473,381
Cash and cash equivalents                                                        1,912,299              1,287,379
Receivables, less allowance for doubtful accounts
  of $98,820 and $206,052, in 1999 and 1998,
  respectively                                                                      37,731                 93,569
Prepaid expenses                                                                    19,609                  3,185
Lease costs, less accumulated amortization of
  $2,702 and $1,577, in 1999 and 1998, respectively                                 12,298                 13,423
Accrued rental income                                                            1,176,862              1,255,968
                                                                        -------------------    -------------------

                                                                              $ 29,624,754           $ 30,099,078
                                                                        ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

Accounts payable                                                              $    140,388           $      1,103
Escrowed real estate taxes payable                                                  12,134                  9,022
Distributions payable                                                              787,501                787,501
Due to related parties                                                              11,034                 24,187
Rents paid in advance and deposits                                                  79,882                 63,347
                                                                        -------------------    -------------------
  Total liabilities                                                              1,030,939                885,160

Commitments and Contingencies (Note 5)

Partners' capital                                                               28,593,815             29,213,918
                                                                        -------------------    -------------------

                                                                              $ 29,624,754           $ 30,099,078
                                                                        ===================    ===================


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                    Nine Months Ended
                                                                   September 30,                      September 30,
                                                               1999            1998              1999              1998
                                                           ------------    ------------      ------------      ------------
Revenues:
    Rental income from operating leases                      $ 437,107       $ 456,754        $1,202,009        $1,351,234
    Adjustments to accrued rental income                            --          (4,600)               --          (272,200)
    Earned income from direct financing leases                 170,369         209,650           583,953           551,913
    Interest and other income                                    3,035          11,871            61,696            39,539
                                                           ------------    ------------      ------------      ------------
                                                               610,511         673,675         1,847,658         1,670,486
                                                           ------------    ------------      ------------      ------------

Expenses:
    General operating and administrative                        33,278          41,132           117,913           112,211
    Bad debt expense                                                --           4,148                --             9,281
    Professional services                                       12,853           6,141            38,794            20,883
    Real estate taxes                                            4,494              --            12,885                --
    State and other taxes                                           --              --            24,884            14,337
    Depreciation and amortization                               80,779          71,113           237,469           197,603
    Transaction costs                                           63,902              --           185,528                --
                                                           ------------    ------------      ------------      ------------
                                                               195,306         122,534           617,473           354,315
                                                           ------------    ------------      ------------      ------------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Land and Building                      415,205         551,141         1,230,185         1,316,171

Equity in Earnings of Joint Ventures                           152,161         155,940           436,218           432,608

Gain on Sale of Land and Building                                   --              --            75,997                --
                                                           ------------    ------------      ------------      ------------

Net Income                                                   $ 567,366       $ 707,081        $1,742,400        $1,748,779
                                                           ============    ============      ============      ============

Allocation of Net Income:
    General partners                                         $   5,673       $   7,071        $   17,227        $   17,488
    Limited partners                                           561,693         700,010         1,725,173         1,731,291
                                                           ------------    ------------      ------------      ------------

                                                             $ 567,366       $ 707,081        $1,742,400        $1,748,779
                                                           ============    ============      ============      ============

Net Income Per Limited Partner Unit                          $    0.16       $    0.20        $     0.49        $     0.49
                                                           ============    ============      ============      ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        3,500,000       3,500,000         3,500,000         3,500,000
                                                           ============    ============      ============      ============


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                     Nine Months Ended               Year Ended
                                                       September 30,                December 31,
                                                            1999                        1998
                                                 ---------------------------    ----------------------
General partners:
    Beginning balance                                      $    214,763                $    190,772
    Net income                                                   17,227                      23,991
                                                       -----------------          ------------------
                                                                231,990                     214,763
                                                       -----------------          ------------------
Limited partners:
    Beginning balance                                        28,999,155                  29,956,452
    Net income                                                1,725,173                   2,262,707
    Distributions ($0.68 and $0.92 per
       limited partner unit, respectively)                   (2,362,503)                 (3,220,004)
                                                       -----------------          ------------------
                                                             28,361,825                  28,999,155
                                                       -----------------          ------------------

Total partners' capital                                    $ 28,593,815                $ 29,213,918
                                                       =================          ==================


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 1999                1998
                                                                           ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $  2,228,634        $  2,461,641
                                                                           ----------------    ----------------
    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                    2,400,000                  --
       Additions to land and building under operating
            leases                                                               (1,641,211)                 --
                                                                           ----------------    ----------------
              Net cash provided by investing activities                             758,789                  --
                                                                           ----------------    ----------------
    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,362,503)         (2,432,503)
                                                                           ----------------    ----------------
              Net cash used in financing activities                              (2,362,503)         (2,432,503)
                                                                           ----------------    ----------------

Net Increase  in Cash and Cash Equivalents                                          624,920              29,138

Cash and Cash Equivalents at Beginning of Period                                  1,287,379           1,250,388
                                                                           ----------------    ----------------

Cash and Cash Equivalents at End of Period                                     $  1,912,299        $  1,279,526
                                                                           ================    ================
Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                               $    787,501        $    787,501
                                                                           ================    ================


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:
         ---------------------------------------

         During February and March 1999, the Partnership sold its properties in Corpus Christi, Texas and Rochester, New York, respectively, and received net sales proceeds of $1,350,000 and $1,050,000, respectively, resulting in a gain of $56,369 and $19,628, respectively, for financial reporting purposes (see Note 3). These properties were originally acquired by the Partnership in 1991 and 1992 and had a total cost of approximately $2,288,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for a total of approximately $111,200 in excess of their original purchase prices. In March 1999, the Partnership reinvested a portion of these net sales proceeds in a Golden Corral property located in Albany, Georgia, at an approximate cost of $1,641,200.

3.       Net Investment in Direct Financing Leases:
         ------------------------------------------

         At December 31, 1998, the Partnership had recorded an allowance of $65,407 for impairment in the carrying value of the Property in Rochester, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In March 1999, the Partnership sold this property and received net sales proceeds of $1,050,000 and recorded a gain of $19,628 for financial reporting

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


3.       Net Investment in Direct Financing Leases - Continued:
         ------------------------------------------------------

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

4.       Related Party Transactions:
         ---------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

5.       Commitments and Contingencies:
         ------------------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,850,049 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,414,830 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


5.       Commitments and Contingencies - Continued:
         ------------------------------------------

         portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 40 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the general partners as tenants-in-common.

Capital Resources
-----------------

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) during the nine months ended September 30, 1999 and 1998, of $2,228,634 and $2,461,641, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1999.

         During February and March 1999, the Partnership sold its Properties in Corpus Christi, Texas and Rochester, New York, respectively, and received sales proceeds of $1,350,000 and $1,050,000, respectively, resulting in gains of $56,369 and $19,628, respectively, for financial reporting purposes. These Properties were originally acquired by the Partnership in 1991 and 1992 and had a total cost of approximately $2,288,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $111,200 in excess of their original purchase prices. In March 1999, the Partnership reinvested a majority of the net sales proceeds in a Golden Corral Property located in Albany, Georgia, at an approximate cost of $1,641,200. The Partnership intends to reinvest the remaining net sales proceeds in additional Properties.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposits in commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, or to make distributions to the partners and, for net sales proceeds, to reinvest in additional Properties. At September 30, 1999, the Partnership had $1,912,299 invested in such short-term investments, as compared to $1,287,379 at December 31, 1998. The increase in cash and cash equivalents for the nine months ended September 30, 1999, was primarily attributable to the Partnership receiving net sales proceeds relating to the Property sales described above, pending reinvestment in additional Properties. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $2,362,503 and $2,432,503 for the nine months ended September 30, 1999 and 1998, respectively ($787,501 for each of the quarters ended September 30, 1999 and 1998). This represents distributions for the nine months ended September 30, 1999 and 1998 of $0.68 and $0.70 per unit, respectively ($0.23 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for quarter and the nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,030,939 at September 30, 1999, from $885,160 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the nine months ended September 30, 1998, the Partnership owned and leased 27 wholly owned Properties, and during the nine months ended September 30, 1999, the Partnership owned and leased 28 wholly owned Properties (which included two Properties which were sold during 1999), to operators of fast-food and family-style restaurant chains. In connection with these Properties, during the nine months ended September 30, 1999 and 1998, the Partnership earned $1,785,962 and $1,630,947, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $607,476 and $661,804 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income were higher for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to the fact that in May 1998, the tenant of the Properties in Williamsville and Rochester, New York filed for bankruptcy. As a result of the bankruptcies, during the quarter and nine months ended September 30, 1998, the Partnership wrote off approximately $272,200 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. No such amounts were written-off during the nine months ended September 30, 1999. Rental and earned income were also higher during the nine months ended September 30, 1999, due to the fact that during the nine months ended September 30, 1998, the Partnership increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of approximately $172,600, due to financial difficulties the tenants were experiencing. No such allowance was established during the nine months ended September 30, 1999.

         The increase in rental and earned income during the nine months ended September 30, 1999 was partially offset by, and the decrease during the quarter ended September 30, 1999, was partially attributable to, a decrease in rental and earned income of approximately $29,500 and $104,400 for the quarter and nine months ended September 30, 1999, respectively, due to the fact that the tenant of the Property in Williamsville, New York rejected the lease relating to the Property and ceased making rental payments in October 1998. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The Partnership will not recognize rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         The increase in rental and earned income during the nine months ended September 30, 1999, was also offset by, and the decrease during the quarter ended September 30, 1999, was partially attributable to, a decrease of approximately $20,900 and $170,400 during the quarter and nine months ended September 30, 1999, respectively, due to the fact that the Partnership sold the Property located in Rochester, New York, as described above in "Capital Resources." The increase in rental and earned income during the nine months ended September 30, 1999, was also partially offset by, and the decrease during the quarter ended September 30, 1999, was partially attributable to, a decrease of approximately $40,200 and $102,400 during the quarter and nine months ended September 30, 1999, respectively, as a result of the sale of the Property in Corpus Christi, Texas, as described above in "Capital Resources." In March 1999, the Partnership reinvested a portion of these net sales proceeds in a Property in Albany, Georgia, as described above in "Capital Resources," which resulted in an increase in rental and earned income of approximately $44,100 and $93,000 during the quarter and nine months ended September 30, 1999, respectively.

         Rental and earned income was also higher during the nine months ended September 30, 1999 due to the fact that during the nine months ended September 30, 1998, the Partnership established an allowance for doubtful accounts of approximately $43,900 relating to past due rental amounts for the Property in Grand Prairie, Texas, in accordance with the Partnership's collection policy. No such allowance was established during the nine months ended September 30, 1999.

         In addition, the increase in rental and earned income during the nine months ended September 30, 1999, was partially offset by, and the decrease during the quarter ended September 30, 1999, was partially attributable to, a decrease of approximately $9,900 and $69,800 for the quarter and nine months ended September 30, 1999, respectively, due to the fact that the leases relating to the Burger King Properties in Shelby, North Carolina; Maple Heights, Ohio; Watertown, New York and Carrboro, North Carolina were amended to provide for rent reductions from August 1998 through the end of the lease terms. Rental and earned income relating to these Properties are expected to remain at reduced amounts as a result of these amendments.

         The increase in rental and earned income during the nine months ended September 30, 1999, was partially attributable to, and the decrease during the quarter ended September 30, 1999, was partially offset by, an increase of approximately $25,700 and $45,000 for the quarter and nine months ended September 30, 1999, respectively, for rental amounts relating to the Properties in Blufton, Alliance and North Baltimore, Ohio, as a result of amendments to the leases for these Properties in 1998.

         For the nine months ended September 30, 1999 and 1998, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and one Property with an affiliate of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $436,218 and $432,608, respectively, attributable to net income earned by these joint ventures, $152,161 and $155,940 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization expense, were $617,473 and $354,315 for the nine months ended September 30, 1999 and 1998, respectively, of which $195,306 and $122,534 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses for the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was partially due to the fact that the Partnership incurred $63,902 and $185,528 during the quarter and nine months ended September 30, 1999, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The increase in operating expenses during the quarter and nine months ended September 30, 1999, was also partially due to an increase in depreciation expense as a result of the lease amendments causing the reclassification of two of the four leases, one Property in Carrboro, North Carolina and one Property in Shelby, North Carolina, from direct financing leases to operating leases during 1998, and the additional depreciation expense relating to the Property acquired in March 1999.

         Operating expenses also increased during the quarter and nine months ended September 30, 1999, due to an increase in legal fees and real estate tax expense incurred in connection with the fact that the tenant of the Property in Williamsville, New York filed for bankruptcy, rejected the lease, and ceased making rental payments. The Partnership will continue to incur these types of expenses until a replacement tenant or purchaser is located.

         As a result of the sales of the Properties in Corpus Christi, Texas and Rochester, New York, as described above in "Capital Resources," the Partnership recognized a total gain of $75,997 for financial reporting purposes during the nine months ended September 30, 1999. No Properties were sold during the quarter and nine months ended September 30, 1998.

Proposed Merger
---------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,850,049 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,414,830 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

         As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 67 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.
                  -----------------

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles
                                             ---------------------------------
                  A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M.
                  -----------------------------------------------------------
                  and Margaret Berol Trust, and Vicky Berol v. James M. Seneff,
                  -------------------------------------------------------------
                  Jr., Robert A. Bourne, CNL Realty Corporation, and CNL
                  ------------------------------------------------------
                  American Properties Fund, Inc., Case No. CIO-99-0003561.
                  ------------------------------

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines,
                                                             -----------
                  individually and on behalf of a class of persons similarly
                  ----------------------------------------------------------
                  situated, v. CNL American Properties Fund, Inc., James M.
                  ---------------------------------------------------------
                  Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL
                  ----------------------------------------------------------
                  Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL
                  --------------------------------------------------------
                  Financial Corp., CNL Financial Services, Inc. and CNL Group,
                  ------------------------------------------------------------
                  Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth
                  -----
                  Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

                  On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL
                                                                      ----------
                  Income Funds Litigation, Case No. 99-3561. Pursuant to this
                  -----------------------------------------
                  order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.           Changes in Securities. Inapplicable.
                  ---------------------

Item 3.           Default upon Senior Securities. Inapplicable.
                  ------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------
                  Inapplicable.
                  ------------

Item 5.           Other Information. Inapplicable.
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

                  (a) Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

                      27       Financial Data Schedule (Filed herewith.)

                  (b) Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 1999.