Form 10-K405/A
period 1998-12-31
CNL INCOME FUND IX LTD
filed 1999-12-21
CIK 863779

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     December 31, 1998
                                          ------------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________  to  ________________


                        Commission file number  0-20017

                           CNL INCOME FUND IX, LTD.
            (Exact name of registrant as specified in its charter)

            Florida                                 59-3004138
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                            450 South Orange Avenue
                            Orlando, Florida 32801
         (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No  __________
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund IX, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.


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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 28 of the Partnership's 41 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

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


       Signature                                  Title                                      Date
       ---------                                  -----                                      ----
/s/ Robert A. Bourne                    President, Treasurer and Director               December 17, 1999
------------------------------------
Robert A. Bourne                        (Principal Financial and Accounting
                                        Officer)

/s/ James M. Seneff, Jr.                Chief Executive Officer and Director            December 17, 1999
------------------------------------
James M. Seneff, Jr.                    (Principal Executive Officer)