Form 10-K405
period 1999-12-31
CNL INCOME FUND IX LTD
filed 2000-03-29
CIK 863779

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


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

      Registrant's telephone number, including area code: (407) 540-2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X     No ____
                                       ----

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $30,800,000, and were used to acquire 41 Properties, including 13 Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1997, the Partnership sold its Property in Alpharetta, Georgia, and reinvested the net sales proceeds in an IHOP Property located in Englewood, Colorado, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 1999, the Partnership sold its Properties in Rochester, New York and Corpus Christi, Texas, and used a portion of the net sales proceeds to reinvest in a Property in Albany, Georgia. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Dublin, California and a Property in Montgomery, Alabama, each as tenants-in-common, with affiliates of the General Partners. As a result of the above transactions, as of December 31, 1999, the Partnership owned 42 Properties. The 42 Properties include 13 Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common, generally provide for initial terms ranging from 7.60 to 20 years (the average being 17 years), and expire between 2005 and 2019. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $51,500 to $171,400. In addition, generally the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 42 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

     During 1998, a tenant of two Properties, Brambury Associates filed for bankruptcy, rejected the lease relating to one Property in Williamsville, New York, and ceased making rental payments to the Partnership on the rejected lease. The Partnership will not recognize rental and earned income from this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the lease that was rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the Property with the rejected lease. The Partnership continued receiving rental payments on the lease for the Property in Rochester, New York, which was not rejected, and, in March 1999, the Partnership sold this Property to a third party.

     In March 1999, the Partnership reinvested a portion of the net sales proceeds from the sales of the Properties in Rochester, New York and Corpus Christi, Texas, in a Golden Corral Property located in Albany, Georgia. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above. In addition, in November 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Rochester, New York in two IHOP Properties located in Montgomery, Alabama and Dublin, California, with affiliates of the General Partners, each as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements". The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

     During 1999, four of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) Flagstar Enterprises, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iv) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and three Properties owned as tenants-in-common). As of December 31, 1999, Carrols Corporation was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to three restaurants.
It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1999 (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and three Properties owned as tenants-in-common). In 2000, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the

Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into the following separate joint venture arrangements: CNL Restaurant Investments II with CNL Income Fund VII, Ltd. and CNL Income Fund VIII, Ltd., to purchase and hold six Properties; CNL Restaurant Investments III with CNL Income Fund X, Ltd., to purchase and hold six Properties; and Ashland Joint Venture with CNL Income Fund X, Ltd. and CNL Income Fund XI, Ltd., to purchase and hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida.

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

     CNL Restaurant Investments II's and CNL Restaurant Investments III's joint venture agreements do not provide a fixed term, but continue in existence until terminated by any of the joint venturers. Ashland Joint Venture has an initial term of 14 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

     In addition to the above joint venture arrangements, in July 1997, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common with CNL Income Fund III, Ltd. In addition, in November 1999, the Partnership entered into an agreement to hold a Property in Dublin, California, as tenants-in-common, with CNL Income Fund VI, Ltd., and an agreement to hold a Property in Montgomery, Alabama, as tenants-in-common, with CNL Income Fund VII, Ltd. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 67 percent, 25 percent and 29 percent interest in the Properties in Englewood, California, Dublin, California, and Montgomery, Alabama, respectively. The tenancy in common agreements restrict each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Properties without first offering them for sale to the remaining co-tenants.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., (formerly CNL Group, Inc.) a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

     As of December 31, 1999, the Partnership owned 42 Properties. Of the 42 Properties, 26 are owned by the Partnership in fee simple, 13 are owned through joint venture arrangements and three are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 21,400 to 169,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

         State                                            Number of Properties
         -----                                            --------------------
         Alabama                                                     5
         California                                                  2
         Colorado                                                    1
         Florida                                                     1
         Georgia                                                     1
         Illinois                                                    1
         Indiana                                                     2
         Louisiana                                                   3
         Michigan                                                    1
         Minnesota                                                   1
         Mississippi                                                 1
         New Hampshire                                               3
         New York                                                    2
         North Carolina                                              3
         Ohio                                                        7
         South Carolina                                              1
         Tennessee                                                   2
         Texas                                                       5
                                                                  ----
         TOTAL PROPERTIES                                           42
                                                                  ====

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $14,379,873 and $12,704,635, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

         Restaurant Chain                                 Number of Properties
         ----------------                                 --------------------
         Burger King                                                18
         Captain D's                                                 1
         Denny's                                                     4
         Golden Corral                                               3
         Hardee's                                                    6
         IHOP                                                        3
         Perkins                                                     1
         Shells Seafood Restaurant                                   1
         Shoney's                                                    5
                                                                  ----
         TOTAL PROPERTIES                                           42
                                                                  ====

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

     As of December 31, 1999, 1998, 1997, 1996 and 1995, the Properties were 98%, 98%, 100%, 100% and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:


                                1999           1998            1997             1996            1995
                             ----------     ----------      ----------       -----------     ----------
Rental Revenues (1)          $3,168,448     $3,473,845      $3,350,655       $3,516,267      $3,534,838
Properties (2)                       42             41              40               40              40
Average Rent per
 Property                    $   75,439     $   84,728      $   83,766       $   87,907      $   88,371

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes a Property that was vacant at December 31, and that did not generate rental revenues during the year ended December 31.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                 Percentage of
             Expiration        Number        Annual Rental       Gross Annual
               Year          of Leases         Revenues          Rental Income
            -----------      ---------       -------------       -------------
            2000                    --          $       --                  --
            2001                    --                  --                  --
            2002                    --                  --                  --
            2003                    --                  --                  --
            2004                    --                  --                  --
            2005                     8             623,991               19.37%
            2006                    11             750,532               23.30%
            2007                    --                  --                  --
            2008                    --                  --                  --
            2009                    --                  --
            Thereafter              22           1,846,204               57.33%
                             ---------         -----------              ------
            Total (1)               41         $ 3,220,727              100.00%
                             =========         ===========              ======

(1)  Excludes one Property which was vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

     Carrols Corporation leases four Burger King restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $85,617 (ranging from approximately $92,469 to $84,827).

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

     Golden Corral Corporation leases three Golden Corral restaurants with an initial term of 15 years (expiring in 2005 and 2014) and the average minimum base annual rent is approximately $155,363 (ranging from approximately $137,100 to $171,400).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                       ------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 3,390 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                  1999 (1)                                      1998 (1)
                                ------------------------------------------    -------------------------------------------
                                   High            Low          Average           High            Low          Average
                                -----------    -----------    ------------    ------------     ---------    -------------
     First Quarter                   $10.00          $9.00           $9.50          $ 9.56         $9.11            $9.27
     Second Quarter                    9.55           7.98            9.00            9.50          8.74             9.24
     Third Quarter                     9.50           7.50            8.88           10.00          9.10             9.49
     Fourth Quarter                    8.10           7.20            7.73            9.30          8.15             8.52

(1) A total of 38,261 and 26,620 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions in the aggregate amounts of $3,150,004 and $3,220,004, respectively, to the Limited Partners. Distributions for 1998 included $70,000 declared as a special distribution to the Limited Partners, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

              Quarter Ended                 1999         1998
              -------------               --------     --------

              March 31                    $787,501     $857,501
              June 30                      787,501      787,501
              September 30                 787,501      787,501
              December 31                  787,501      787,501

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not applicable.


Item 6.  Selected Financial Data

                                 1999             1998            1997             1996             1995
                              -----------      -----------     -----------      -----------      -----------
Year ended December 31:
 Revenues (1)                 $ 3,082,697      $ 3,100,685     $ 3,230,343      $ 3,404,066      $ 3,428,147
  Net Income (3)                2,385,067        2,286,698       2,937,632        2,960,299        2,987,971
  Cash distributions
   declared (2)                 3,150,004        3,220,004       3,150,004        3,185,004        3,185,004
  Net income per Unit                0.68             0.65            0.83             0.84             0.85
  Cash distributions
   declared per Unit (2)             0.90             0.92            0.90             0.91             0.91

At December 31:
 Total assets                 $29,443,276      $30,099,078     $31,096,421      $31,343,847      $31,517,255
 Partners' capital             28,448,981       29,213,918      30,147,224       30,359,596       30,584,301

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income as a result of a tenant filing for bankruptcy.

(2) Distributions for the year ended December 31, 1998 includes special distribution to the Limited Partners of $70,000 and distributions for each of the years ended December 31, 1996 and 1995 include a special distribution to the Limited Partners of $35,000, which represented cumulative excess operating reserves.

(3) Net income for the year ended December 31, 1998, includes $314,775 from provision for loss on land and building and impairment in carrying value of net investment in direct financing lease. Net income for the year ended December 31, 1999 and 1997, includes $75,997 and $199,643, respectively, from gains, on sales of land and buildings.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 42 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

     The Partnership's primary source of capital for the years ended December 31, 1999, 1998, and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,868,096, $3,253,390, and $3,157,964 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in cash from operations during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital. The increase during 1998, as compared to 1997, was primarily the result of changes in income and expenses as described in "Results of Operations" below.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997:

     In June 1997, the Partnership sold its Property in Alpharetta, Georgia, and received net sales proceeds of $1,053,571, resulting in a gain for financial reporting purposes of $199,643. This Property was originally acquired by the Partnership in September 1991 and had a cost of approximately $711,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $342,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $1,049,800 of these net sales proceeds in an IHOP Property in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to each party's percentage interest. As of December 31, 1999, the Partnership owned a 67 percent interest in the Property. This transaction, relating to the sale of the Property in Alpharetta, Georgia, and the reinvestment of the proceeds in an IHOP Property in Englewood, Colorado, was structured as a like-kind exchange transaction for federal income tax purposes.

     In February 1999, the Partnership sold its Property in Corpus Christi, Texas, and received net sales proceeds of $1,350,000, resulting in a gain of $56,369 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1991 and had a cost of approximately $1,319,986, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $30,000 in excess of its original purchase price. In March 1999, the Partnership reinvested the net sales proceeds in a Property in Albany, Georgia, at an approximate cost of $1,641,200. The transaction, relating to the sale of the Property in Corpus Christi, Texas, and the reinvestment of the net sales proceeds in the Property in Albany, Georgia, qualified as a like-kind exchange transaction for federal income tax purposes.

     In addition, in March 1999, the Partnership sold its Property in Rochester, New York, and received net sales proceeds of $1,050,000, resulting in a gain of $19,628 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1991 and had a cost of approximately $968,814, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $81,200 in excess of its original purchase price. In March 1999, the Partnership reinvested a portion of the net sales proceeds in a Property in Albany, Georgia, as described above. In addition, in November 1999, the Partnership reinvested the remaining net sales proceeds in a Property in Montgomery, Alabama, and a Property in Dublin, California, each as tenants-in-common with affiliates of the General Partners. In connection therewith, the Partnership and the affiliates entered into agreements whereby each party will share in the profits and losses of each Property in proportion to each party's percentage interest. As of December 31, 1999, the Partnership owned a 29 percent and a 25 percent interest, respectively, in the Properties.

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

     Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $936,506 invested in such short-term investments as compared to $1,287,379 at December 31, 1998. The decrease in cash was partially attributable to the Partnership investing a portion of the amounts held at December 31, 1998, in Properties, as described above, and a decrease in rents paid in advance. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 1.25% annually. The funds remaining at December 31, 1999, will be used towards the payment of distributions and other liabilities.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,004, $3,220,004, and $3,150,004 for the years ended December 31, 1999, 1998, and 1997, respectively. This represents a distribution of $0.90, $0.92, and $0.90 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $178,711, $111,596, and $77,999, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $62,066 and $24,187, respectively, to affiliates for such amounts and accounting and administrative services. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $932,229 at December 31, 1999, from $860,973 at December 31, 1998, primarily as the result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Termination of Merger." The increase was partially offset by a decrease in rents paid in advance at December 31, 1999. Total liabilities at December 31, 1999, to the extent they exceed cash and cash equivalents at December 31, 1999, will be paid from future cash from operations, and in the event, the General Partners elect to make additional contributions, from future General Partner contributions.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During the year ended December 31, 1997, the Partnership owned and leased 28 wholly owned Properties (including one Property in Alpharetta, Georgia, which was sold in June 1997), during 1998, the Partnership owned and leased 27 wholly owned Properties, and during 1999, the Partnership owned and leased 28 wholly owned Properties (including two Properties which were sold during 1999). In addition, during 1999, 1998, and 1997, the Partnership was a co-venturer in two separate joint ventures that each owned and leased six properties and one joint venture that owned and leased one Property. The Partnership also owned and leased one Property with an affiliate as tenants-in-common during 1997 and 1998 and three Properties with affiliates as tenants-in-common in 1999. As of December 31, 1999, the Partnership owned, either directly or through joint venture and tenancy in common arrangements, 42 Properties, which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $51,500 to $171,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership earned $2,335,381, $2,363,610, and $2,572,954, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases its wholly owned Properties. The decrease in rental and earned income during 1999 and 1998, each as compared to the previous year, was due to the fact that the Partnership established an allowance for doubtful accounts of $206,000 and $97,300 during 1998 and 1997, respectively, relating to the Perkins Properties in Williamsville and Rochester, New York, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. No such allowance was established during 1999. In May 1998, the tenant of these Properties filed for bankruptcy and rejected the lease relating to the Property in Williamsville, New York. As a result, during 1998, the Partnership reversed approximately $267,600 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. Rental and earned income decreased approximately $210,100 during 1999, as compared to 1998, as a result of the lease rejection and the fact that the tenant ceased making rental payments in October 1998. The Partnership will not recognize rental and earned income from the rejected Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the lease that was rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for this Property. The Partnership continued receiving rental payments on the lease that was not rejected, relating to the Property in Rochester, New York, and in March 1999, the Partnership sold this Property to a third party, which resulted in a decrease in rental and earned income during 1999, as compared to 1998, of approximately $203,200. In March and November 1999, the Partnership reinvested these net sales proceeds in a Property in Albany, Georgia and two Properties with affiliates of the General Partners, as tenants-in-common, as described in "Capital Resources."

     The decrease during 1999 and 1998, each as compared to the previous year, was also partially attributable to a decrease of approximately $69,800 and $52,000 during 1999 and 1998, respectively, due to the fact that the leases relating to the Burger King Properties in Shelby, North Carolina; Maple Heights, Ohio; Watertown, New York and Carrboro, North Carolina were amended to provide for rent reductions. Rental and earned income relating to these Properties are expected to remain at reduced amounts as a result of these amendments.

     The decrease in rental and earned income during 1999 and 1998, each as compared to the previous year, was partially offset by an increase of approximately $6,100 and $93,800 for rental amounts relating to the Partnership's Properties in Blufton, Alliance and North Baltimore, Ohio, during 1999 and 1998, respectively. During 1994, the leases relating to these Properties were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned leases, reverted back to those that were required under the original lease agreements. The increase during 1999 relating to these Properties was partially offset by approximately $33,600 due to the fact that the Partnership established an allowance for doubtful accounts, due to financial difficulties the tenants are experiencing. No such allowance was established during 1998 or 1997.

     Rental and earned income decreased by approximately $142,600 during 1999, as compared to 1998, due to the fact that, during 1999, the Partnership sold the Property located in Corpus Christi, Texas, as described above in "Capital Resources." The decrease was partially offset by an increase of approximately $137,100 due to the fact that the Partnership, in March 1999, reinvested the net sales proceeds in a Property in Albany, Georgia, as described above in "Capital Resources."

     Rental and earned income was also lower during 1999, as compared to 1998, due to the fact that during 1999, the Partnership established an allowance for doubtful accounts of approximately $19,500 relating to past due rental amounts for the Property in Grand Prairie, Texas, in accordance with the Partnership's collection policy. No such allowance was established during 1998 or 1997.

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

     The decrease in rental and earned income during 1998, as compared to 1997, was partially offset by an increase in rental and earned income of approximately $49,100 during 1998, as a result of the Partnership re-leasing the

Property in Copley Township, Ohio, for which rent commenced in 1997. The former operator of the Property ceased operations of the Property in April 1997, resulting in a decrease in rental income of approximately $65,000 during 1997.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $59,287, $79,780, and $74,867, respectively, in contingent rental income. The decrease in contingent rental income during 1999, as compared to 1998, is primarily attributable to a decrease in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $606,337, $596,166, and $537,853, respectively, in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1999 and 1998, each as compared to the previous year, was primarily due to the fact that in July 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Alpharetta, Georgia, in an IHOP Property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the General Partners. In addition, during November 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Rochester, New York, in a Property in Dublin, California, and Montgomery, Alabama, each as tenants-in-common with affiliates of the General Partners.

     During the year ended December 31, 1999, four of the Partnership's lessees (or group of affiliated lessees), Carrols Corporation, Flagstar Enterprises, Inc., Golden Corral Corporation and Burger King Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from 13 Properties owned by joint ventures and three Properties owned as tenants-in-common). As of December 31, 1999, Carrols Corporation was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, four Restaurant Chains, Burger King, Hardee's, Golden Corral, Family Steakhouse Restaurants, and Shoney's, each accounted for more than ten percent of the Partnership's total rental income during 1999 (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and three Properties owned as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $773,627, $499,212, and $492,354 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999 and 1998, each as compared to the previous year, was primarily attributable to the fact that the Partnership incurred $181,109 and $19,041, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below in "Termination of Merger."

     The increase in operating expenses during 1999 was also partially due to an increase in depreciation expense as a result (i) of lease amendments causing the reclassification of two leases, one Property in Carrboro, North Carolina and one Property in Shelby, North Carolina, from direct financing leases to operating leases during 1998, and (ii) the acquisition of the Property in Albany, Georgia in March 1999.

     Operating expenses also increased during 1999 and 1998, due to an increase in legal fees, insurance and real estate tax expense incurred in connection with the tenant of the Property in Williamsville, New York filing for bankruptcy, rejecting the lease, and ceasing rental payments. The Partnership will continue to incur these types of expenses until a replacement tenant or purchaser is located. During the year ended December 31, 1998, the Partnership established an allowance for loss on building and an impairment in the carrying value of the net investment in direct financing leases for a total of $314,775 for financial reporting purposes relating to the Properties in Williamsville and Rochester, New York. The losses represented the difference between each Property's carrying value at December 31, 1998, and the estimated net realizable value at December 31, 1998 for each Property. No such allowance was established during the years ended December 31, 1999 and 1997.

     The increase in operating expenses during 1998, as compared to 1997, was partially offset by the fact that during 1997, the Partnership recorded bad debt expense of $21,000 relating to the Property in Copley Township, Ohio. The former tenant ceased operating the Property in April 1997, and the General Partners ceased collection efforts. The Property was re-leased to a new tenant in September 1997.

     As a result of the 1999 sale of the Property in Rochester, New York and the sale of the Property in Corpus Christi, Texas, and the 1997 sale of the Property in Alpharetta, Georgia, as described above in "Capital Resources," the Partnership recognized gains for financial reporting purposes of $75,997 and $199,643 for the years ended December 31, 1999 and 1997, respectively. No Properties were sold during 1998.

     The Partnership's leases as of December 31, 1999, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                          17

Financial Statements:

  Balance Sheets                                                            18

  Statements of Income                                                      19

  Statements of Partners' Capital                                           20

  Statements of Cash Flows                                                  21

  Notes to Financial Statements                                             23

              Report of Independent Certified Public Accountants
              --------------------------------------------------

To the Partners
CNL Income Fund IX, Ltd.

In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VIII, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 10 for which the date is March 1, 2000.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                               December 31,
                                                                      1999                      1998
                                                                  ------------              ------------
                  ASSETS
                  ------

Land and buildings on operating leases, less
 accumulated depreciation and allowance for
 loss on building                                                 $ 14,692,716              $ 15,066,178
Net investment in direct financing leases,
 less allowance for impairment in carrying value                     5,319,764                 5,905,995
Investment in joint ventures                                         7,169,101                 6,473,381
Cash and cash equivalents                                              936,506                 1,287,379
Receivables, less allowance for doubtful
 accounts of $55,896 and $206,052,
 respectively                                                          108,238                    93,569

Prepaid expenses                                                        21,447                     3,185
Lease costs, less accumulated amortization of
 $3,077 and $1,577, respectively                                        11,923                    13,423
Accrued rental income                                                1,183,581                 1,255,968
                                                                  ------------              ------------

                                                                  $ 29,443,276              $ 30,099,078
                                                                  ============              ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                                  $    107,139              $      1,103
Escrowed real estate taxes payable                                       8,116                     9,022
Distributions payable                                                  787,501                   787,501
Due to related parties                                                  62,066                    24,187
Rents paid in advance and deposits                                      29,473                    63,347
                                                                  ------------              ------------
     Total liabilities                                                 994,295                   885,160

Partners' capital                                                   28,448,981                29,213,918
                                                                  ------------              ------------

                                                                  $ 29,443,276              $ 30,099,078
                                                                  ============              ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                           Year ended December 31,
                                                                     1999           1998              1997
                                                                 -----------     -----------      -----------
Revenues:
 Rental income from operating leases                             $ 1,615,198     $ 1,804,248      $ 1,742,351
 Adjustments to accrued rental income                                     --        (267,600)              --
 Earned income from direct financing leases                          720,183         826,962          830,603
 Contingent rental income                                             59,287          79,780           74,867
 Interest and other income                                            81,692          61,129           44,669
                                                                 -----------     -----------      -----------
                                                                   2,476,360       2,504,519        2,692,490
                                                                 -----------     -----------      -----------
Expenses:
 General operating and administrative                                166,844         142,996          153,175
 Professional services                                                51,336          43,685           24,658
 Bad debt expense                                                         --           5,133           21,000
 Real estate taxes                                                    29,069           6,247           30,835
 State and other taxes                                                27,021          14,337           11,126
 Depreciation and amortization                                       318,248         267,773          251,560
 Transaction costs                                                   181,109          19,041               --
                                                                 -----------     -----------      -----------
                                                                     773,627         499,212          492,354
                                                                 -----------     -----------      -----------

Income Before Equity in Earnings of Joint Ventures, Gain
 on sale of Land and Buildings, Impairment and Provision
 for loss on Building and Impairment in Carrying Value of
 Net Investment in Direct Financing Lease                          1,702,733       2,005,307        2,200,136

Equity in Earnings of Joint Ventures                                 606,337         596,166          537,853

Gain on Sale of Land and Buildings                                    75,997              --          199,643

Provision for Loss on Building and Impairment in Carrying
 Value of Net Investment in Direct Financing Lease                        --        (314,775)              --
                                                                 -----------     -----------      -----------

Net Income                                                       $ 2,385,067     $ 2,286,698      $ 2,937,632
                                                                 ===========     ===========      ===========

Allocation of Net Income:
 General partners                                                $    23,654     $    23,991      $    27,380
 Limited partners                                                  2,361,413       2,262,707        2,910,252
                                                                 -----------     -----------      -----------

                                                                 $ 2,385,067     $ 2,286,698      $ 2,937,632
                                                                 ===========     ===========      ===========

Net Income Per Limited Partner Unit                              $      0.68     $      0.65      $      0.83
                                                                 ===========     ===========      ===========

Weighted Average Number of Limited Partner Units
 Outstanding                                                       3,500,000       3,500,000        3,500,000
                                                                 ===========     ===========      ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                  Years Ended December 31, 1999, 1998 and 1997

                                           General Partners                                   Limited Partners
                                  ----------------------------   -----------------------------------------------------------
                                                   Accumulated                                     Accumulated  Syndication
                                  Contributions     Earnings     Contributions   Distributions      Earnings      Costs
                                  -------------    -----------   -------------   -------------     -----------  ------------
Balance, December 31, 1996              $ 1,000      $ 162,392    $ 35,000,000   $ (16,690,583)   $ 16,076,787  $ (4,190,000)

 Distributions to limited
  partners ($0.90 per limited
  partner unit)                              --             --              --      (3,150,004)             --            --
 Net income                                  --         27,380              --              --       2,910,252            --
                                  -------------    -----------   -------------   -------------    ------------  ------------

Balance, December 31, 1997                1,000        189,772      35,000,000     (19,840,587)     18,987,039    (4,190,000)

 Distributions to limited
  partners ($0.92 per limited
  partner unit)                              --             --              --      (3,220,004)             --            --
 Net income                                  --         23,991              --              --       2,262,707            --
                                  -------------    -----------   -------------   -------------    ------------  ------------

Balance, December 31, 1998                1,000        213,763      35,000,000     (23,060,591)     21,249,746    (4,190,000)

 Distributions to limited
   partners ($0.90 per limited
   partner unit)                             --             --              --      (3,150,004)             --            --
 Net income                                  --         23,654              --              --       2,361,413            --
                                  -------------    -----------   -------------   -------------    ------------  ------------

Balance, December 31, 1999              $ 1,000      $ 237,417    $ 35,000,000   $ (26,210,595)   $ 23,611,159  $ (4,190,000)
                                  =============    ===========   =============   =============    ============  ============

                                       Total
                                    ------------
Balance, December 31, 1996          $ 30,359,596

 Distributions to limited
  partners ($0.90 per limited
  partner unit)                       (3,150,004)
 Net income                            2,937,632
                                    ------------

Balance, December 31, 1997            30,147,224

 Distributions to limited
  partners ($0.92 per limited
  partner unit)                       (3,220,004)
 Net income                            2,286,698
                                    ------------
                                      29,213,918
Balance, December 31, 1998

 Distributions to limited
   partners ($0.90 per limited
   partner unit)                      (3,150,004)
Net income                             2,385,067
                                    ------------

Balance, December 31, 1999          $ 28,448,981
                                    ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                           Year Ended December 31,
                                                                   1999             1998             1997
                                                                -----------      -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents:

 Cash Flows from Operating Activities:
   Cash received from tenants                                   $ 2,388,494      $ 2,695,934      $ 2,666,373
   Distributions from joint ventures                                738,371          738,544          676,806
   Cash paid for expenses                                          (325,027)        (223,753)        (229,884)
   Interest received                                                 66,258           42,665           44,669
                                                                -----------      -----------      -----------
    Net cash provided by operating activities                     2,868,096        3,253,390        3,157,964
                                                                -----------      -----------      -----------

 Cash Flows from Investing Activities:
   Proceeds from sale of land and buildings                       2,400,000               --        1,053,571
   Purchase of land and building                                 (1,641,211)              --               --
   Investment in joint ventures                                    (827,754)              --       (1,049,762)
   Payment of lease costs                                                --               --          (15,000)
   Other                                                                 --            3,605               --
                                                                -----------      -----------      -----------
     Net cash provided by (used in) investing
       activities                                                   (68,965)           3,605          (11,191)
                                                                -----------      -----------      -----------

 Cash Flows from Financing Activities:
   Distributions to limited partners                             (3,150,004)      (3,220,004)      (3,185,003)
                                                                -----------      -----------      -----------
     Net cash used in financing activities                       (3,150,004)      (3,220,004)      (3,185,003)
                                                                -----------      -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents               (350,873)          36,991          (38,230)

Cash and Cash Equivalents at Beginning of Year                    1,287,379        1,250,388        1,288,618
                                                                -----------      -----------      -----------

Cash and Cash Equivalents at End of Year                        $   936,506      $ 1,287,379      $ 1,250,388
                                                                ===========      ===========      ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                          Year Ended December 31:
                                                                   1999            1998            1997
                                                               -----------     -----------     -----------
Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

 Net income                                                    $ 2,385,067     $ 2,286,698     $ 2,937,632
                                                               -----------     -----------     -----------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                   316,748         266,273         251,483
    Amortization                                                     1,500           1,500              77
    Equity in earnings of joint ventures, net of
       distributions                                               132,034         142,378         138,953
    Gain on sale of land and buildings                             (75,997)             --        (199,643)
    Bad debt expense                                                    --           5,133          21,000
    Provision for loss on building and impairment in
       carrying value of net investment in direct
       financing lease                                                  --         314,775              --
    Increase in receivables                                        (14,669)         (2,568)        (41,878)
    Decrease (increase) in prepaid expenses                        (18,262)            739             (79)
    Decrease in net investment in direct financing
       leases                                                       61,066          92,647         121,311
    Decrease (increase) in accrued rental income                   (28,526)        209,852         (70,837)
    Increase (decrease) in accounts payable and
       accrued expenses                                            105,130         (39,956)        (16,524)
    Increase in due to related parties                              37,879          19,568           3,214
    Increase (decrease) in rents paid in advance and
       deposits                                                    (33,874)        (43,649)         13,255
                                                               -----------     -----------     -----------
        Total adjustments                                          483,029         966,692         220,332
                                                               -----------     -----------     -----------

Net Cash Provided by Operating Activities                      $ 2,868,096     $ 3,253,390     $ 3,157,964
                                                               ===========     ===========     ===========

 Supplemental Schedule of Non-Cash Financing
  Activities:

 Distributions declared and unpaid at December 31              $   787,501     $   787,501     $   787,501
                                                               ===========     ===========     ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997

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

     Real Estate and Lease generally - The Partnership records the acquisition
     -------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                 Years Ended December 31, 1999, 1998, and 1997

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

     When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

     Investment in Joint Ventures - The Partnership's investments in three joint
     ----------------------------
     ventures and properties in Englewood, Colorado; Dublin, California; and Montgomery, Alabama for which the properties are held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

2.   Leases:
     ------

     The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases - Continued:
     ------------------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                         1999             1998
                                                    ------------      ------------
          Land                                      $  7,465,608      $  8,207,939
          Buildings                                    9,378,821         8,818,794
                                                    ------------      ------------
                                                      16,844,429        17,026,733

          Less accumulated depreciation               (1,902,345)       (1,711,187)
                                                    ------------      ------------
                                                      14,942,084        15,315,546
          Less allowance for loss on
           building                                     (249,368)         (249,368)
                                                    ------------      ------------

                                                    $ 14,692,716      $ 15,066,178
                                                    ============      ============

     During 1998, the Partnership recorded a provision for loss on building in the amount of $249,368 for financial reporting purposes relating to the property in Williamsville, New York. The tenant of this property filed for bankruptcy during 1998, and rejected the lease. The allowance represents the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for the property.

                         CNL INCOME FUND IX, LTD.
                      (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     During February and March 1999, the Partnership sold its properties in Corpus Christi, Texas and Rochester, New York, respectively, and received net sales proceeds of $1,350,000 and $1,050,000, respectively, resulting in a gain of $56,369 and $19,628, respectively, for financial reporting purposes (see Note 4). These properties were originally acquired by the Partnership in 1991 and 1992 and had a total cost of approximately $2,288,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for a total of approximately $111,200 in excess of their original purchase prices. In March 1999, the Partnership reinvested a portion of these net sales proceeds in a Golden Corral property located in Albany, Georgia, at an approximate cost of $1,641,200. In addition, in November 1999, the Partnership reinvested a portion of the net sales proceeds in two properties held as tenants-in-common with affiliates of the general partners (see Note 5).

     Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999 and 1997, the Partnership recognized income of $26,847 and $70,837, respectively, and for the year ended December 31,1998, the Partnership recognized a loss of $209,852 (net of $267,600 in reversals), of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

             2000                                          $ 1,688,910
             2001                                            1,719,797
             2002                                            1,814,486
             2003                                            1,822,986
             2004                                            1,822,986
             Thereafter                                      8,600,498
                                                           -----------

                                                           $17,469,663
                                                           ===========

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

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                               1999             1998
                                                           -----------      ------------
           Minimum lease payments receivable               $ 9,613,462      $ 11,521,454
           Estimated residual values                         1,929,582         2,091,629
           Less unearned income                             (6,223,280)       (7,641,681)
                                                           -----------      ------------
                                                             5,319,764         5,971,402
           Less allowance for impairment in
             carrying value                                         --           (65,407)
                                                           -----------      ------------

           Net investment in direct financing leases       $ 5,319,764      $  5,905,995
                                                           ===========      ============

     In August 1998, two of the Partnership's leases were amended. As a result, the Partnership reclassified the direct financing leases to operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded each of the reclassified leases at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded for financial reporting purposes.

     As of December 31, 1998, the Partnership had recorded an allowance of $65,407 for impairment in the carrying value of the Property in Rochester, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for the property. In March 1999, the Partnership sold the property and received net sales proceeds of $1,050,000 and recorded a gain of $19,628 for financial reporting purposes, resulting in a total net loss of approximately $45,800. The building portion of this property had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value), unearned income and the allowance for impairment in carrying value relating to the building, were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 3).

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1999:

             2000                                       $   743,173
             2001                                           755,006
             2002                                           800,801
             2003                                           800,801
             2004                                           800,801
             Thereafter                                   5,712,880
                                                        -----------

                                                        $ 9,613,462
                                                        ===========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership has a 45.2%, 50 percent and 27.33% interest in the profits and losses of CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also owns a property in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. As of December 31, 1999, the Partnership owned a 67 percent interest in this property.

     In November 1999, the Partnership used a portion of the net proceeds from the sales of properties in Corpus Christi, Texas and Rochester, New York to acquire a 25 percent interest in an IHOP property in Dublin, California with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners, and a 29 percent interest in an IHOP property in Montgomery, Alabama, with CNL Income Fund VII, Ltd., also a Florida limited partnership and affiliate of the general partners, as tenants-in-common.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     CNL Restaurant Investments II and CNL Restaurant Investments III each own and lease six properties to an operator of national fast-food restaurants and Ashland Joint Venture owns and leases one property to an operator of national fast-food restaurants. The Partnership and affiliates, as tenants-in-common own, and lease three properties to operators of national family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                                1999                  1998
                                                            ------------          ------------
           Land and buildings on operating
            leases, less accumulated
            depreciation                                    $ 14,054,203          $ 12,253,332
           Net investment in direct
            financing leases                                   1,910,711               991,524
           Cash                                                  122,661                 1,196
           Receivables                                            53,584                23,283
           Prepaid expenses                                       22,155                24,790
           Accrued rental income                                  67,411                36,855
           Liabilities                                           116,326                 1,641
           Partners' capital                                  16,114,399            13,329,339
           Revenues                                            1,626,728             1,576,778
           Net income                                          1,256,254             1,208,451

     The Partnership recognized income totaling $606,337, $596,166, and $537,853 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

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

                 Years Ended December 31, 1999, 1998, and 1997

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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $3,150,004, $3,220,004, and $3,150,004, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                 1999              1998             1997
                                                              -----------      -----------      -----------
   Net income for financial reporting purposes                $ 2,385,067      $ 2,286,698      $ 2,937,632

   Depreciation for tax reporting purposes in
     excess of depreciation for financial
     reporting purposes                                           (44,433)         (97,473)        (116,620)

   Direct financing leases recorded as operating
     leases for tax reporting purposes                             62,969           92,647          121,311

   Gain on sale of land and buildings for
     financial reporting purposes in excess
     of gain for tax reporting purposes                           (63,807)              --         (195,820)

   Equity in earnings of joint ventures for
     tax reporting purposes in excess of
     equity in earnings of joint ventures for
     financial reporting purposes                                  62,547            8,256           36,745

   Capitalization of transaction costs for
     tax reporting purposes                                       181,109           19,041               --

   Accrued rental income                                          (26,847)         209,852          (70,837)

   Rents paid in advance                                          (33,374)         (44,149)          13,255

   Allowance for loss on building and
     investment in direct financing leases                             --          314,775               --

   Allowance for doubtful accounts                               (150,154)          97,736           79,333
                                                              -----------      -----------      -----------

   Net income for federal income tax purposes                 $ 2,373,077      $ 2,887,383      $ 2,804,999
                                                              ===========      ===========      ===========

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

8.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred and are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold no management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

8.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliate provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 10. The Partnership incurred $116,167, $94,808 and $79,234 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties at December 31, 1999 and 1998, totaled $62,066 and $24,187, respectively.

9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliate) for each of the years ended December 31:

                                                     1999               1998               1997
                                                   ---------          ---------          ---------
       Burger King Corp.                           $ 648,960          $ 647,953          $ 649,445
       Golden Corral Corp.                           486,531            360,555            337,337
       Flagstar Enterprises, Inc.                    365,630            367,211            436,312
       Carrols Corp.                                 328,051            388,121            440,057
       Shoney's, Inc.                                    N/A            557,000            556,700

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliate) for each of the years ended December 31:

                                                    1999                 1998                 1997
                                                -----------          -----------          -----------
       Burger King                              $ 1,086,287          $ 1,143,522          $ 1,249,715
       Shoney's                                     659,426              805,729              808,675
       Golden Corral Family
         Steakhouse Restaurant                      486,531              360,555              337,337
       Hardee's                                     436,081              438,324              436,312

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

9.   Concentration of Credit Risk - Continued:
     ----------------------------------------

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

10.  Commitments and Contingencies:
     -----------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as

President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL

Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

       Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

       The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

                  Title of Class                  Name of Partner          Percent of Class
                  --------------                  ---------------          ----------------
          General Partnership Interests        James M. Seneff, Jr.                45%
                                               Robert A. Bourne                    45%
                                               CNL Realty Corporation              10%
                                                                                  ---
                                                                                  100%
                                                                                  ===

       Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

       The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                            Amount Incurred
      Type of Compensation                                                                    For the Year
         and Recipient                        Method of Computation                    Ended December 31, 1999
--------------------------------       -------------------------------------         ------------------------------
Reimbursement to affiliates for        Operating expenses are reimbursed at          Operating expenses incurred on
operating expenses                     the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $178,711
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting and administrative
                                       Affiliates of the General Partners            services:  $116,167
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual, subordinated manage-           One percent of the sum of gross               $-0-
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


                                                                                           Amount Incurred
    Type of Compensation                                                                     For the Year
       and Recipient                           Method of Computation                    Ended December 31, 1999
---------------------------            -------------------------------------            -----------------------
Deferred, subordinated real            A deferred, subordinated real estate             $-0-
estate disposition fee                 disposition fee, payable upon sale of
payable to affiliates                  one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales proceeds
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales proceeds are
                                       distributed.

General Partners' deferred,            A deferred, subordinated share equal             $-0-
subordinated share of                  to one percent of Partnership
Partnership net cash flow              distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal             $-0-
subordinated share of                  to five percent of Partnership
Partnership net sales                  distributions of such net sales
proceeds from a sale or sales          proceeds, subordinated to certain
not in liquidation of the              minimum returns to the Limited
Partnership                            Partners.

                                                                                           Amount Incurred
    Type of Compensation                                                                     For the Year
       and Recipient                           Method of Computation                    Ended December 31, 1999
---------------------------            -------------------------------------            -----------------------
General Partners' share of             Distributions of net sales proceeds              $-0-
Partnership net sales                  from a sale or sales of substantially
proceeds from a sale or sales          all of the Partnership's assets will
in liquidation of the                  be distributed in the following order
Partnership                            or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.   Financial Statements

            Report of Independent Certified Public Accountants

            Balance Sheets at December 31, 1999 and 1998

            Statements of Income for the years ended December 31, 1999, 1998, and 1997

            Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

            Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

            Notes to Financial Statements

     2.  Financial Statement Schedule

            Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

            Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

            Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

            27   Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

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

              Signature                                 Title                                Date
              ---------                                 -----                                ----
/s/ Robert A. Bourne                     President, Treasurer and Director               March 23, 2000
------------------------------------
Robert A. Bourne                         (Principal Financial and Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director            March 23, 2000
------------------------------------
James M. Seneff, Jr.                     Executive Officer)

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

               SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
               ------------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                                      Additions                                Deductions
                                          ------------------------------------       -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                 Balance at       Charged to        Charged to           Deemed            mined to       Balance
                                 Beginning         Costs and          Other             Uncollec-          be Col-         at End
Year          Description         of Year          Expenses          Accounts             tible            lectible       of Year
----       ---------------       ----------       ----------       -------------     ------------         ----------     ---------
1997       Allowance for
              doubtful
              accounts (a)       $  28,983        $      --        $ 107,293 (b)     $  27,960 (c)        $     --       $ 108,316
                                 =========        =========        =========         =========            ========       =========

1998       Allowance for
              doubtful
              accounts (a)       $ 108,316        $      --        $ 164,929 (b)     $   1,220 (c)        $ 65,973       $ 206,052
                                 =========        =========        =========         =========            ========       =========

1999       Allowance for
              doubtful
              accounts (a)       $ 206,052        $      --        $  55,896 (b)     $ 206,052 (c)        $     --       $  55,896
                                 =========        =========        =========         =========            ========       =========

      (a) Deducted from receivables and accrued rental income on the balance sheet.

      (b)     Reduction of rental and other income.

      (c)     Amounts written off as uncollectible.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                         Costs Capitalized
                                                                           Subsequent to            Gross Amount at Which
                                                Initial Cost                Acquisition          Carried at Close of Period (c)
                                          ---------------------------   ------------------    --------------------------------------
                                  Encum-                Buildings and   Improve-  Carrying                Buildings and
                                  brances    Land      Improvements       ments    Costs        Land      Improvements    Total
                                  ------- -----------  --------------   --------  --------    ----------- -------------  -----------
Properties the Partnership has
Invested in Under
Operating Leases:

  Burger King Restaurants:
     Shelby, North Carolina          -     $  289,663      $  554,268          -         -     $  289,663    $  554,268  $   843,931
     Maple Heights, Ohio             -        430,563         454,823          -         -        430,563       454,823      885,386
     Suwanee, Georgia                -        437,658               -          -         -        437,658            (f)     437,658
     Watertown, New York             -        360,181         529,594          -         -        360,181       529,594      889,775
     Carrboro, North Carolina        -        406,768         523,067          -         -        406,768       523,067      929,835

  Denny's Restaurants:
     Grand Prairie, Texas            -        240,876          96,580    161,889         -        240,876       258,469      499,345
     North Baltimore, Ohio           -        133,187               -          -         -        133,187            (f)     133,187

  Golden Corral Family
  Steakhouse Restaurants:
     Brownsville, Texas              -        518,605         988,611          -         -        518,605       988,611    1,507,216
     Tyler, Texas                    -        652,103         982,353          -         -        652,103       982,353    1,634,456
     Albany, Georgia                 -        564,576       1,076,633          -         -        564,576     1,076,633    1,641,209

  Hardee's Restaurants:
     Farragut, Tennessee             -        308,269         455,341          -         -        308,269       455,341      763,610
     Greenville, South Carolina      -        310,545         511,438          -         -        310,545       511,438      821,983

  Perkins Restaurants:
     Williamsville, New York (l)     -        349,299         649,528          -         -        349,299       649,528      998,827

  Shell's Seafood Restaurants:
     Copley Township, Ohio           -        361,412         552,301          -         -        361,412       552,301      913,713

  Shoney's Restaurants:
     Windcrest, Texas                -        445,983         670,370          -         -        445,983       670,370    1,116,353
     Wildwood, Florida               -        420,416               -          -         -        420,416            (f)     420,416
     Bedford, Indiana                -        262,103               -          -         -        262,103            (f)     262,103
     Grenada, Mississippi            -        335,001         454,723          -         -        335,001       454,723      789,724
     Huntsville, Alabama (g)         -        638,400         717,302          -         -        638,400       717,302    1,355,702
                                           ----------      ----------   --------       ---     ----------    ----------  -----------

                                           $7,465,608      $9,216,932   $161,889         -     $7,465,608    $9,378,821  $16,844,429
                                           ==========      ==========   ========       ===     ==========    ==========  ===========

                                                                                        Life on Which
                                                                                      Depreciation in
                                                               Date                     Latest Income
                                             Accumulated      of Con-        Date        Statement is
                                             Depreciation    struction     Acquired        Computed
                                             ------------    ---------     --------   ---------------
Properties the Partnership has
Invested in Under
Operating Leases:

  Burger King Restaurants:
     Shelby, North Carolina                  $   34,393        1985         05/91              (j)
     Maple Heights, Ohio                        130,050        1980         06/91              (b)
     Suwanee, Georgia                                (d)       1991         11/91              (d)
     Watertown, New York                        143,644        1986         11/91              (b)
     Carrboro, North Carolina                    32,458        1983         12/96    (i)       (j)

  Denny's Restaurants:
     Grand Prairie, Texas                        70,707        1991         08/91              (b)
     North Baltimore, Ohio                           (d)       1986         11/91              (d)

  Golden Corral Family
  Steakhouse Restaurants:
     Brownsville, Texas                         281,416        1990         06/91              (b)
     Tyler, Texas                               279,634        1990         06/91              (b)
     Albany, Georgia                             29,039        1998         03/99              (b)

  Hardee's Restaurants:
     Farragut, Tennessee                        124,917        1991         10/91              (b)
     Greenville, South Carolina                 139,747        1991         10/91              (b)

  Perkins Restaurants:
     Williamsville, New York (l)                 24,213        1986         12/91              (k)

  Shell's Seafood Restaurants:
     Copley Township, Ohio                      102,436        1991         12/91              (h)

  Shoney's Restaurants:
     Windcrest, Texas                           187,459        1991         08/91              (b)
     Wildwood, Florida                               (d)       1991         08/91              (d)
     Bedford, Indiana                                (d)       1991         08/91              (d)
     Grenada, Mississippi                       125,121        1991         09/91              (b)
     Huntsville, Alabama (g)                    197,111        1989         10/91              (b)
                                             ----------

                                             $1,902,345
                                             ==========

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                            Costs Capitalized
                                                                              Subsequent to           Gross Amount at Which
                                                     Initial Cost              Acquisition        Carried at Close of Period (c)
                                              -------------------------- ----------------------  -------------------------------
                                     Encum-                Buildings and Improve-   Carrying              Buildings and
                                     brances   Land        Improvements  ments      Costs       Land      Improvements    Total
                                     ------- ------------  ------------- -------    ---------  ---------- ------------- ----------
Properties of Joint Venture in
  Which the Partnership has
  a 45.2% Interest and
  has Invested in Under
  Operating Leases:

  Burger King Restaurants:
     Columbus, Ohio                     -    $    345,696  $   651,985          -           -  $  345,696  $   651,985  $  997,681
     San Antonio, Texas                 -         350,479      623,615          -           -     350,479      623,615     974,094
     Pontiac, Michigan                  -         277,192      982,200          -           -     277,192      982,200   1,259,392
     Raceland, Louisiana                -         174,019      986,879          -           -     174,019      986,879   1,160,898
     New Castle, Indiana                -         264,239      662,265          -           -     264,239      662,265     926,504
     Hastings, Minnesota                -         155,553      657,159          -           -     155,553      657,159     812,712
                                             ------------  -----------    -------    --------  ----------  -----------  ----------

                                             $  1,567,178  $ 4,564,103          -           -  $1,567,178  $ 4,564,103  $6,131,281
                                             ============  ===========    =======    ========  ==========  ===========  ==========

Properties of Joint Venture in
  Which the Partnership has
  a 50% Interest and has
  Invested in Under
  Operating Leases:

Burger King Restaurants:
     Greensboro, North Carolina         -    $    338,800  $   650,109          -           -  $  338,800  $   650,109  $  988,909
     Metairie, Louisiana                -         429,883      342,455          -           -     429,883      342,455     772,338
     Lafayette, Louisiana               -         350,932      773,129          -           -     350,932      773,129   1,124,061
     Nashua, New Hampshire              -         514,815      838,536          -           -     514,815      838,536   1,353,351
     Pontiac, Illinois                  -         203,095      719,226          -           -     203,095      719,226     922,321
     Dover, New Hampshire               -         406,259      998,023          -           -     406,259      998,023   1,404,282
                                             ------------  -----------     ------     -------  ----------  -----------  ----------

                                             $  2,243,784  $ 4,321,478          -           -  $2,243,784  $ 4,321,478  $6,565,262
                                             ============  ===========     ======     =======  ==========  ===========  ==========

Property of Joint Venture in Which
  the Parntership has a 27.33%
  Interest and has Invested in
  Under Operating Lease:

  Burger King Restaurant
     Ashland,  New Hampshire            -    $    293,478  $   997,104          -           -  $  293,478  $  997,104   $1,290,582
                                             ============  ===========   ========    ========  ==========  ===========  ==========

                                                                                         Life on Which
                                                                                         Depreciation in
                                                           Date                           Latest Income
                                         Accumulated       of Con-        Date             Statement is
                                        Depreciation      struction     Acquired             Computed
                                        ---------------   ----------   -----------      -------------------
Properties of Joint Venture in
  Which the Partnership has
  a 45.2% Interest and
  has Invested in Under
  Operating Leases:

  Burger King Restaurants:
     Columbus, Ohio                            179,579       1986        09/91                    (b)
     San Antonio, Texas                        171,764       1986        09/91                    (b)
     Pontiac, Michigan                         270,531       1987        09/91                    (b)
     Raceland, Louisiana                       271,820       1988        09/91                    (b)
     New Castle, Indiana                       182,410       1988        09/91                    (b)
     Hastings, Minnesota                $      181,003       1990        09/91                    (b)
                                        --------------

                                        $    1,257,107
                                        ==============

Properties of Joint Venture in
  Which the Partnership has
  a 50% Interest and has
  Invested in Under
  Operating Leases:

Burger King Restaurants:
     Greensboro, North Carolina         $      168,138       1990        03/92                    (b)
     Metairie, Louisiana                        88,569       1990        03/92                    (b)
     Lafayette, Louisiana                      199,954       1989        03/92                    (b)
     Nashua, New Hampshire                     216,871       1987        03/92                    (b)
     Pontiac, Illinois                         186,013       1988        03/92                    (b)
     Dover, New Hampshire                      258,118       1987        03/92                    (b)
                                        --------------

                                        $    1,117,663
                                        ==============

Property of Joint Venture in Which
  the Parntership has a 27.33%
  Interest and has Invested in
  Under Operating Lease:

  Burger King Restaurant
     Ashland,  New Hampshire            $      241,036       1987        10/92                    (b)
                                        ==============

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999


                                                                                                Costs Capitalized
                                                                                                  Subsequent to
                                                                 Initial Cost                      Acquisition
                                                          ------------------------------   -----------------------------
                                             Encum-                      Buildings and        Improve-        Carrying
                                             brances           Land      Improvements           ments           Costs
                                        ---------------   ------------ -----------------   ---------------  ------------
Property in Which the
     Partnership has a 67%
     Interest as Tenants-in-
     Common and has
     Invested in Under
     Operating Lease:

     IHOP Restaurant:
       Englewood Colorado                        -           $552,590             -                    -                -
                                                             ========      ========             ========         ========

Property in Which the Partnership
     has a 25% Interest as
     Tenants -in-Common and has
     Invested in Under an Operating
     Lease:
       IHOP Restaurant:
          Dublin, California                     -           $670,899      $879,237                    -                -
                                                             ========      ========             ========         ========

Property in Which the Partnership
     has a 29% Interest as
     Tenants -in-Common and has
     Invested in Under an Operating
     Lease:
       IHOP Restaurant:
         Montgomery, Alabama                     -           $584,126             -                    -                -
                                                             ========      ========             ========         ========


                                                         Gross Amount at Which
                                                      Carried at Close of Period (c)                                      Date
                                         -----------------------------------------------------
                                                             Buildings and                            Accumulated        of Con-
                                             Land            Improvements           Total             Depreciation       struction
                                         ------------   ---------------------     ------------    -------------------- -------------
Property in Which the
     Partnership has a 67%
     Interest as Tenants-in-
     Common and has
     Invested in Under
     Operating Lease:

     IHOP Restaurant:
       Englewood Colorado                    $552,590             (f)             $  552,590                  (d)           1996
                                             ========                             ==========

Property in Which the Partnership
     has a 25% Interest as
     Tenants -in-Common and has
     Invested in Under an Operating
     Lease:
       IHOP Restaurant:
          Dublin, California                 $670,899       $879,237              $1,550,136              $3,968            1998
                                             ========       ========              ==========              ======

Property in Which the Partnership
     has a 29% Interest as
     Tenants -in-Common and has
     Invested in Under an Operating
     Lease:
       IHOP Restaurant:
         Montgomery, Alabama                 $584,126             (f)             $  584,126                  (d)           1998
                                             ========                             ==========



                                                                        Life on Which
                                                                        Depreciation in
                                                                        Latest Income
                                                  Date                   Statement is
                                                Acquired                  Computed
                                          ------------------        -----------------------
Property in Which the
     Partnership has a 67%
     Interest as Tenants-in-
     Common and has
     Invested in Under
     Operating Lease:

     IHOP Restaurant:                        07/97                            (d)
       Englewood Colorado


Property in Which the Partnership
     has a 25% Interest as
     Tenants -in-Common and has
     Invested in Under an Operating
     Lease:
       IHOP Restaurant:
          Dublin, California                 11/99                            (b)


Property in Which the Partnership
     has a 29% Interest as
     Tenants -in-Common and has
     Invested in Under an Operating
     Lease:
       IHOP Restaurant:
         Montgomery, Alabama                 11/99                            (d)

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                                           Costs Capitalized
                                                                                             Subsequent to
                                                                 Initial Cost                 Acquisition
                                                       -----------------------------  --------------------------
                                          Encum-                      Buildings and     Improve-      Carrying
                                          brances         Land         Improvements      ments          Costs
                                        ------------   -----------   ---------------  ------------  ------------
Properties the Partnership has
   Invested in Under Direct
   Financing Leases:
      Burger King Restaurants:
         Suwanee, Georgia                    -                  -         $  330,541             -             -

      Denny's Restaurants:
         Alliance, Ohio                      -             92,120                  -       490,706             -
         Bluffton, Ohio                      -            150,380            538,173             -             -
         N. Baltimore, Ohio                  -                  -            308,155             -             -

      Hardee's Restaurants:
         Millbrook, Alabama                  -            125,703            541,865             -             -
         Greenville, Tennessee               -            127,449            402,926             -             -
         Wooster, Ohio                       -            137,427            537,227             -             -
         Auburn, Alabama                     -             85,890            364,269             -             -

      Shoney's Restaurants:
         Wildwood, Florida                   -                  -            846,903             -             -
         Bedford, Indiana                    -                  -            540,604             -             -
                                                       -----------   ---------------  ------------   -----------
                                                         $718,969         $4,410,663      $490,706             -
                                                       ===========   ===============  ============   ===========

                                                           Gross Amount at Which
                                                       Carried at Close of Period (c)
                                             ---------------------------------------------------
                                                                                                                        Date
                                                            Buildings and                            Accumulated       of Con-
                                                Land         Improvements            Total           Depreciation      struction
                                             ----------   -----------------   ------------------   ----------------   ----------
Properties the Partnership has
   Invested in Under Direct
   Financing Leases:
      Burger King Restaurants:
         Suwanee, Georgia                           -                  (f)                  (f)                (d)        1991

      Denny's Restaurants:
         Alliance, Ohio                            (f)                 (f)                  (f)                (e)        1992
         Bluffton, Ohio                            (f)                 (f)                  (f)                (e)        1986
         N. Baltimore, Ohio                         -                  (f)                  (f)                (d)        1986

      Hardee's Restaurants:
         Millbrook, Alabama                        (f)                 (f)                  (f)                (e)        1991
         Greenville, Tennessee                     (f)                 (f)                  (f)                (e)        1991
         Wooster, Ohio                             (f)                 (f)                  (f)                (e)        1991
         Auburn, Alabama                           (f)                 (f)                  (f)                (e)        1991

      Shoney's Restaurants:
         Wildwood, Florida                          -                  (f)                  (f)                (d)        1991
         Bedford, Indiana                           -                  (f)                  (f)                (d)        1991

                                                         Life on Which
                                                        Depreciation in
                                                         Latest Income
                                           Date           Statement is
                                          Acquired          Computed
                                        -----------    ------------------
Properties the Partnership has
   Invested in Under Direct
   Financing Leases:
      Burger King Restaurants:
         Suwanee, Georgia                  11/91               (d)

      Denny's Restaurants:
         Alliance, Ohio                    10/91               (e)
         Bluffton, Ohio                    10/91               (e)
         N. Baltimore, Ohio                11/91               (d)

      Hardee's Restaurants:
         Millbrook, Alabama                10/91               (e)
         Greenville, Tennessee             10/91               (e)
         Wooster, Ohio                     10/91               (e)
         Auburn, Alabama                   10/91               (e)

      Shoney's Restaurants:
         Wildwood, Florida                 08/91               (d)
         Bedford, Indiana                  08/91               (d)

                           CNL INCOME FUND IX, LTD.

                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                        Costs Capitalized
                                                                          Subsequent to             Gross Amount at Which
                                                      Initial Cost          Acquisition          Carried at Close of Period (c)
                                                 ---------------------  ------------------     ---------------------------------
                                         Encum-          Buildings and  Improve-  Carrying             Buildings and
                                         brances  Land    Improvements   ments      Costs      Land     Improvements      Total
                                         ------- ------  -------------  --------  --------     ----    -------------     -------
Property in Which the Partnership
  has a 67% Interest as Tenants-
  in-Common and has Invested
  In Under Direct Financing Leases:

  IHOP Restaurant
     Englewood, Colorado                    -        -      $1,008,839      -         -          -            (f)           (f)
                                                 =====      ==========  =====     =====       ====

Property in Which the Partnership
  has a 29% Interest as Tenants-
  in-Common and has Invested
  In Under Direct Financing Leases:

  IHOP Restaurant
     Montgomery, Alabama                    -        -      $  933,873      -         -          -            (f)           (f)
                                                 =====      ==========  =====     =====       ====

                                                                                                    Life on Which
                                                                                                   Depreciation in
                                                                       Date                         Latest Income
                                                     Accumulated      of Con-        Date            Statement is
                                                    Depreciation     struction     Acquired            Computed
                                                    ------------     ---------     --------        ---------------
Property in Which the Partnership
  has a 67% Interest as Tenants-
  in-Common and has Invested
  In Under Direct Financing Leases:

  IHOP Restaurant
     Englewood, Colorado                                 (d)            1996         07/97                 (d)


Property in Which the Partnership
  has a 29% Interest as Tenants-
  in-Common and has Invested
  In Under Direct Financing Leases:

  IHOP Restaurant
     Montgomery, Alabama                                 (d)            1998         11/99                 (d)

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                                 DEPRECIATION
                                 ------------

                               December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                                        Accumulated
                                                                           Cost         Depreciation
                                                                       ------------     ------------
      Properties the Partnership has Invested
        in Under Operating Leases:

           Balance, December 31, 1996                                  $ 16,043,836      $ 1,246,287
           Disposition                                                     (382,955)              --
           Depreciation expense                                                  --          251,483
                                                                       ------------      -----------

           Balance, December 31, 1997                                    15,660,881        1,497,770
           Reclassified to operating lease                                1,726,862
           Reclassified to capital lease                                   (361,010)         (52,855)
           Depreciation expense                                                  --          266,272
                                                                       ------------      -----------

           Balance, December 31, 1998                                    17,026,733        1,711,187
           Acquisition                                                    1,641,209               --
           Dispositions                                                  (1,823,513)        (125,590)
           Depreciation expense                                                  --          316,748
                                                                       ------------      -----------

      Balance, December 31, 1999                                       $ 16,844,429      $ 1,902,345
                                                                       ============      ===========

      Property of Joint Venture in Which the Partnership has a 45.2% Interest and has Invested in Under an Operating Lease:

           Balance, December 31,  1996                                 $  6,131,281      $   800,698
           Depreciation expense                                                  --          152,136
                                                                       ------------      -----------

           Balance, December 31, 1997                                     6,131,281          952,834
           Depreciation expense                                                  --          152,137
                                                                       ------------      -----------

           Balance, December, 31, 1998                                    6,131,281        1,104,971
           Depreciation expense                                                  --          152,136
                                                                       ------------      -----------

           Balance, December 31, 1999                                  $  6,131,281      $ 1,257,107
                                                                       ============      ===========

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ----------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                  Accumulated
                                                                   Cost           Depreciation
                                                                -----------       ------------
Properties of Joint Venture in Which the Partnership
 has a 50% Interest and has Invested in Under Operating
 Leases:

  Balance, December 31, 1996                                    $ 6,565,262        $   685,516
  Depreciation expense                                                   --            144,049
                                                                -----------        -----------

  Balance, December 31, 1997                                      6,565,262            829,565
  Depreciation expense                                                   --            144,048
                                                                -----------        -----------

  Balance, December 31, 1998                                      6,565,262            973,613
  Depreciation expense                                                   --            144,050
                                                                -----------        -----------

  Balance, December 31, 1999                                    $ 6,565,262        $ 1,117,663
                                                                ===========        ===========

Property of Joint Venture in Which the
 Partnership has a 27.33% Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                    $ 1,290,582        $   141,325
  Depreciation expense                                                   --             33,237
                                                                -----------        -----------

  Balance, December 31, 1997                                      1,290,582            174,562
  Depreciation expense                                                   --             33,237
                                                                -----------        -----------

  Balance, December 31, 1998                                      1,290,582            207,799
  Depreciation expense                                                   --             33,237
                                                                -----------        -----------

  Balance, December 31, 1999                                    $ 1,290,582        $   241,036
                                                                ===========        ===========

Property in Which the Partnership has a 67% Interest as Tenants-in-Common and has Invested in Under a Operating Lease:

  Balance, December 31, 1996                                    $        --        $        --
  Acquisition                                                       552,590                 --
  Depreciation expense (d)                                               --                 --
                                                                -----------        -----------

  Balance, December 31, 1997                                        552,590                 --
  Depreciation expense (d)                                               --                 --
                                                                -----------        -----------

  Balance, December 31, 1998                                        552,590                 --
  Depreciation expense (d)                                               --                 --
                                                                -----------        -----------

  Balance, December 31, 1999                                    $   552,590        $        --
                                                                ===========        ===========

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ----------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                         Accumulated
                                                                          Cost           Depreciation
                                                                       -----------       ------------
       Property in Which the Partnership has a 25% Interest as
        Tenants-in-Common and has Invested in Under a
        Operating Lease:

         Balance, December 31, 1998                                    $        --            $    --
         Acquisition                                                     1,550,137                 --
         Depreciation expense                                                   --              3,968
                                                                       -----------            -------

         Balance, December 31, 1999                                    $ 1,550,137            $ 3,968
                                                                       ===========            =======

       Property in Which the Partnership has a 29% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

         Balance, December 31, 1998                                    $        --            $    --
         Acquisition                                                       584,126                 --
         Depreciation expense (d)                                               --                 --
                                                                       -----------            -------

         Balance, December 31, 1999                                    $   584,126            $    --
                                                                       ===========            =======

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $22,521,545 and $18,616,692, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) The Huntsville, Alabama Property contains a Shoney's restaurant and a Captain D's restaurant, both of which are operated by the same lessee pursuant to one lease agreement.

                           CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ----------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

(h) Effective January 1, 1995, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1995, and will be depreciated over its remaining estimated life of approximately 27 years. During 1997, the Partnership re-leased this Property to Shells Seafood Restaurants.

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

(l) For financial reporting purposes, the undepreciated cost of the Property in Williamsville, New York, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on the building in the amount of $249,368 for the year ended December 31, 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on the building.

                                 EXHIBIT INDEX

Exhibit Number
--------------

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