Form 10-Q
period 2000-03-31
CNL INCOME FUND IX LTD
filed 2000-05-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                 March 31, 2000
                                          ----------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ____________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3004138
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk
Part II

   Other Information

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  2000                   1999
                                                                           -------------------    -------------------
                 ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and
       allowance for loss on building                                            $ 14,584,921           $ 14,692,716
   Net investment in direct financing leases                                        5,303,321              5,319,764
   Investment in joint ventures                                                     7,128,189              7,169,101
   Cash and cash equivalents                                                          904,504                936,506
   Receivables, less allowance for doubtful accounts
       of $109,168 and $55,896, respectively                                           83,462                108,238
   Prepaid expenses                                                                    19,147                 21,447
   Lease costs, less accumulated amortization of
       $3,452 and $3,077, respectively                                                 11,548                 11,923
   Accrued rental income                                                            1,190,300              1,183,581
                                                                           -------------------    -------------------

                                                                                 $ 29,225,392           $ 29,443,276
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   41,320             $  107,139
   Escrowed real estate taxes payable                                                  14,130                  8,116
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              77,765                 62,066
   Rents paid in advance and deposits                                                 137,280                 29,473
                                                                           -------------------    -------------------
       Total liabilities                                                            1,057,996                994,295

   Commitment (Note 4)

   Partners' capital                                                               28,167,396             28,448,981
                                                                           -------------------    -------------------

                                                                                 $ 29,225,392           $ 29,443,276
                                                                           ===================    ===================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999

                                                                                  ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 435,595         $ 418,795
    Earned income from direct financing leases                                    130,707           173,188
    Interest and other income                                                      23,407            23,251
                                                                           ---------------    --------------
                                                                                  589,709           615,234
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           44,089            41,973
    Professional services                                                          11,295             9,062
    Real estate tax expense                                                         7,691             7,692
    State and other taxes                                                          22,648            24,759
    Depreciation and amortization                                                  80,779            75,910
    Transaction costs                                                              39,953            35,275
                                                                           ---------------    --------------
                                                                                  206,455           194,671
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures, Gain on
    Sale of Land and  Buildings and Provision for Loss on
    Building                                                                      383,254           420,563

Equity in Earnings of Joint Ventures                                              150,053           135,902

Gain on Sale of Land and Buildings                                                     --            75,997

Provision for Loss on Building                                                    (27,391 )              --
                                                                           ===============    ==============
Net Income                                                                      $ 505,916         $ 632,462
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   5,127         $   6,128
    Limited partners                                                              500,789           626,334
                                                                           ---------------    --------------

                                                                                $ 505,916         $ 632,462
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.14          $   0.18
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,500,000         3,500,000
                                                                           ===============    ==============
See accompanying notes to condensed financial statements

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended           Year Ended
                                                                             March 31,            December 31,
                                                                                2000                  1999
                                                                       -------------------    ------------------
General partners:
    Beginning balance                                                           $   238,417            $  214,763
    Net income                                                                        5,127                23,654
                                                                         -------------------    ------------------
                                                                                    243,544               238,417
                                                                         -------------------    ------------------

Limited partners:
    Beginning balance                                                            28,210,564            28,999,155
    Net income                                                                      500,789             2,361,413
    Distributions ($0.23 and $0.90 per limited partner
    unit, respectively)                                                            (787,501 )          (3,150,004 )
                                                                         -------------------    ------------------
                                                                                 27,923,852            28,210,564
                                                                         -------------------    ------------------

Total partners' capital                                                        $ 28,167,396          $ 28,448,981
                                                                         ===================    ==================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                 2000                1999
                                                                            ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $ 755,499           $ 785,344
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land, building and net
          investment in direct financing lease                                           --           2,400,000
       Additions to land and building on
          operating leases                                                               --          (1,641,211 )
                                                                            ----------------    ----------------
              Net cash provided by investing activities                                  --             758,789
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (787,501 )          (787,501 )
                                                                            ----------------    ----------------
          Net cash used in financing activities                                    (787,501 )          (787,501 )
                                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (32,002 )           756,632

Cash and Cash Equivalents at Beginning of Quarter                                   936,506           1,287,379
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Quarter                                       $ 904,504          $2,044,011
                                                                            ================    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 787,501           $ 787,501
                                                                            ================    ================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1999.


2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at


                                               March 31, 2000         December 31, 1999
                                             --------------------    -------------------

        Land                                          $ 7,465,608            $ 7,465,608
        Buildings                                       9,378,821              9,378,821
                                             --------------------    -------------------
                                                       16,844,429             16,844,429
        Less accumulated depreciation                  (1,982,749 )           (1,902,345 )
                                             --------------------    -------------------
                                                       14,861,680             14,942,084
        Less allowance for loss on building              (276,759 )             (249,368 )
                                             --------------------    -------------------

                                                     $ 14,584,921            $14,692,716
                                             ====================    ===================



         At December 31,1998, the Partnership recorded a provision for loss on building in the amount of $249,368 for financial reporting purposes relating to the Perkins property in Williamsville, New York. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. At March 31, 2000, the Partnership increased the provision for loss on building by an additional amount of $27,391. The total allowance represents the difference between the carrying value of the

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

2.       Land and Buildings on Operating Leases- Continued:

         property at March 31, 2000 and the current estimate of net realizable value for this property.

3.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

4.       Commitment:

         In March 2000, the Partnership entered into an agreement with an unrelated third party to sell the Perkins property in Williamsville, New York. At March 31, 2000, the Partnership established a provision for loss on building related to the anticipated sale of this property (see Note 2). As of May 1, 2000, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 42 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) during the quarters ended March 31, 2000 and 1999, of $755,499 and $785,344, respectively. The decrease in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $904,504 invested in such short-term investments, as compared to $936,506 at December 31, 1999. The funds remaining at March 31, 2000, will be used to pay distributions and other liabilities.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $787,501 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,057,996 at March 31, 2000, from $994,295 at December 31, 1999, primarily as a result of an increase in escrowed real estate taxes payable and an increase in rents paid in advance at March 31, 2000 as compared to December 31, 1999. Total liabilities at March 31, 2000, to the extent they exceed cash and cash equivalents at March 31, 2000, will be paid from future cash from operations and, in the event the general partners elect to make additional contributions, from general partners' contributions.

         In March 2000, the Partnership entered into an agreement with an unrelated third party to sell the Perkins Property in Williamsville, New York. As of May 1, 2000, the sale had not occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 28 wholly owned Properties (which included two Properties which were sold during 1999), and during the quarter ended March 31, 2000, the Partnership owned and leased 26 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $566,302 and $591,983, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from these Properties. Rental and earned income decreased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, primarily as a result of the Partnership establishing an allowance for doubtful accounts of approximately $49,600 for past due rental amounts relating to four Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, the decrease in rental, earned, and contingent rental income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially due to a decrease in rental and earned income of approximately $31,600, as a result of the sale of two Properties in 1999. The decrease was offset by an increase of approximately $39,300 due to the fact that the Partnership reinvested a portion of the net sales proceeds in a Property in Albany, Georgia, during 1999.

         The decrease in rental, earned and contingent rental income was also partially offset by an increase of approximately $11,700 during the quarter ended March 31, 2000, due to the fact that the Partnership recorded contingent rental amounts during quarter ended March 31, 2000 for the property in Albany, Georgia purchased in 1999.

         For the quarter ended March 31, 1999, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and one Property with an affiliate of the general partners as tenants-in-common. During the quarter ended March 31, 2000, the Partnership owned and leased two additional Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $150,053 and $135,902, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that subsequent to March 31, 1999, the Partnership reinvested the net sales proceeds it received from a Property sold in 1999, in two Properties as tenants-in-common with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $206,455 and $194,671 for the quarters ended March 31, 2000 and 1999, respectively.

         As a result of the 1999 sales of the Properties in Corpus Christi, Texas and Rochester, New York, the Partnership recognized a total gain of $75,997 for financial reporting purposes during the quarter ended March 31, 1999. No Properties were sold during the quarter ended March 31, 2000.

         During the quarter ended March 31, 2000, the Partnership recorded a provision for loss on building in the amount of $27,391, for financial reporting purposes relating to the Perkins Property in Williamsville, New York. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance at March 31, 2000 represents the difference between the carrying value of the Property at March 31, 2000 and the current estimate of net realizable value for this Property.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

As described in greater detail in Part II, Item 1 ("Legal Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.

             On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

             On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

             On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

                27   Financial Data Schedule (Filed herewith.)

(b)      Reports on Form 8-K

               A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2000.


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