Form 10-Q
period 2000-06-30
CNL INCOME FUND IX LTD
filed 2000-08-10
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                       June 30, 2000
                                    --------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from __________________ to ____________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                    59-3004138
-------------------------------------------     --------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


          450 South Orange Avenue
             Orlando, Florida                                   32801-3336
------------------------------------------------------       -------------------
      (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number
(including area code)                                            (407) 540-2000
                                                                ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________




                                    CONTENTS




Part I                                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   7-10

   Item 3.    Quantitative and Qualitative Disclosures About                            10
                  Market Risk

Part II

   Other Information                                                                    11-12







                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                June 30,             December 31,
                                                                                  2000                   1999
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and
       allowance for loss on building                                            $ 13,815,272           $ 14,692,716
   Net investment in direct financing leases                                        5,286,343              5,319,764
   Investment in joint ventures                                                     7,085,594              7,169,101
   Cash and cash equivalents                                                        1,435,736                936,506
   Receivables, less allowance for doubtful accounts
       of $109,168 and $55,896, respectively                                          138,628                108,238
   Prepaid expenses                                                                    17,418                 21,447
   Lease costs, less accumulated amortization of
       $3,827 and $3,077, respectively                                                 11,173                 11,923
   Accrued rental income                                                            1,197,018              1,183,581
                                                                           -------------------    -------------------

                                                                                 $ 28,987,182           $ 29,443,276
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   29,032             $  107,139
   Escrowed real estate taxes payable                                                  13,250                  8,116
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                             132,646                 62,066
   Rents paid in advance and deposits                                                  60,769                 29,473
                                                                           -------------------    -------------------
       Total liabilities                                                            1,023,198                994,295

   Partners' capital                                                               27,963,984             28,448,981
                                                                           -------------------    -------------------

                                                                                 $ 28,987,182           $ 29,443,276
                                                                           ===================    ===================

See accompanying notes to condensed financial statements




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                    Six Months Ended
                                                                    June 30,                           June 30,
                                                              2000            1999              2000              1999
                                                           ------------    ------------      ------------      ------------
Revenues:
    Rental income from operating leases                      $ 428,946       $ 346,107         $ 864,541         $ 764,902
    Earned income from direct financing leases                 168,815         240,396           299,522           413,584
    Interest and other income                                    3,494          35,410            26,901            58,661
                                                           ------------    ------------      ------------      ------------
                                                               601,255         621,913         1,190,964         1,237,147
                                                           ------------    ------------      ------------      ------------

Expenses:
    General operating and administrative                        52,237          42,662            96,326            84,635
    Professional services                                        7,386          16,879            18,681            25,941
    Real estate taxes                                           15,469             699            23,160             8,391
    State and other taxes                                           77             125            22,725            24,884
    Depreciation and amortization                               78,470          80,780           159,249           156,690
    Transaction costs                                           30,583          86,351            70,536           121,626
                                                           ------------    ------------      ------------      ------------
                                                               184,222         227,496           390,677           422,167
                                                           ------------    ------------      ------------      ------------

Income Before Equity in Earnings of Joint Ventures
    and Gain (Loss) on Sale of Land and Buildings              417,033         394,417           800,287           814,980

Equity in Earnings of Joint Ventures                           167,056         148,155           317,109           284,057

Gain (Loss) on Sale of Land and Buildings                           --              --           (27,391 )          75,997
                                                           ------------    ------------      ------------      ------------

Net Income                                                   $ 584,089       $ 542,572        $1,090,005        $1,175,034
                                                           ============    ============      ============      ============

Allocation of Net Income:
    General partners                                          $  5,841        $  5,426          $ 10,968          $ 11,554
    Limited partners                                           578,248         537,146         1,079,037         1,163,480
                                                           ------------    ------------      ------------      ------------

                                                             $ 584,089       $ 542,572        $1,090,005        $1,175,034
                                                           ============    ============      ============      ============

Net Income Per Limited Partner Unit                           $   0.17        $   0.15          $   0.31          $   0.33
                                                           ============    ============      ============      ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        3,500,000       3,500,000         3,500,000         3,500,000
                                                           ============    ============      ============      ============
See accompanying notes to condensed financial statements



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                      Six Months Ended             Year Ended
                                                                          June 30,                December 31,
                                                                            2000                      1999
                                                                   -----------------------    ----------------------
General partners:
    Beginning balance                                                         $   238,417                $  214,763
    Net income                                                                     10,968                    23,654
                                                                   -----------------------    ----------------------
                                                                                  249,385                   238,417
                                                                   -----------------------    ----------------------

Limited partners:
    Beginning balance                                                          28,210,564                28,999,155
    Net income                                                                  1,079,037                 2,361,413
    Distributions ($0.45 and $0.90 per limited partner
    unit, respectively)                                                        (1,575,002 )              (3,150,004 )
                                                                   -----------------------    ----------------------
                                                                               27,714,599                28,210,564
                                                                   -----------------------    ----------------------

Total partners' capital                                                     $  27,963,984              $ 28,448,981
                                                                   =======================    ======================

See accompanying notes to condensed financial statements



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2000                 1999
                                                                            ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $1,380,882          $1,470,503
                                                                            ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                     693,350           2,400,000
       Additions to land and building on
          operating leases                                                               --          (1,641,211 )
                                                                            ----------------     ---------------
              Net cash provided by investing activities                             693,350             758,789
                                                                            ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,575,002 )        (1,575,002 )
                                                                            ----------------     ---------------
          Net cash used in financing activities                                  (1,575,002 )        (1,575,002 )
                                                                            ----------------     ---------------

Net Increase in Cash and Cash Equivalents                                           499,230             654,290

Cash and Cash Equivalents at Beginning of Period                                    936,506           1,287,379
                                                                            ----------------     ---------------

Cash and Cash Equivalents at End of Period                                       $1,435,736          $1,941,669
                                                                            ================     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                  $ 787,501           $ 787,501
                                                                            ================     ===============
See accompanying notes to condensed financial statements



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                        June 30,            December 31, 1999
                                          2000
                                   --------------------    -------------------


Land                                        $ 7,116,309            $ 7,465,608
Buildings                                     8,729,293              9,378,821
                                   --------------------    -------------------
                                             15,845,602             16,844,429
Less accumulated depreciation
                                             (2,030,330 )           (1,902,345 )
                                   --------------------    -------------------
                                             13,815,272             14,942,084
Less allowance for loss on
    building                                         --               (249,368 )
                                   --------------------    -------------------
                                           $ 13,815,272            $14,692,716
                                   ====================    ===================
                                   ====================    ===================


         At December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $249,368 for financial reporting purposes relating to the Perkins property in Williamsville, New York which represented the difference between the property's carrying value and the current estimate of net realizable value of the property at December 31, 1998. The tenant of this property filed for bankruptcy and discontinued

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Buildings on Operating Leases- Continued:

         the payment of rents. In May 2000, the Partnership sold this property to a third party for $715,000, and received net sales proceeds of $693,350 and recognized a loss of $27,391 for financial reporting purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 41 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital during the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,380,882 and $1,470,503, respectively. The decrease in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In May 2000, the Partnership sold its Property in Williamsville, New York, to a third party for $715,000 and received net sales proceeds of $693,350, resulting in a loss of $27,391 for financial reporting purposes. The Partnership intends to reinvest these net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in an additional Property are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners, or to reinvest in an additional Property. At June 30, 2000, the Partnership had $1,435,736 invested in such short-term investments, as compared to $936,506 at December 31, 1999. The increase in cash and cash equivalents at June 30, 2000 was primarily attributable to the receipt of net sales proceeds from the sale of the Partnership's Property in Williamsville, New York, as described above. The funds remaining at June 30, 2000, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,023,198 at June 30, 2000, from $994,295 at December 31, 1999.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,575,002 for each of the six months ended June 30, 2000 and 1999 ($787,501 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each of the six months ended June 30, 2000 and 1999 of $0.45 per unit ($0.23 per unit for each applicable quarter). No distributions were made to the general partners during the quarter and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners during the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 28 wholly owned Properties (which included two Properties which were sold during 1999), and during the six months ended June 30, 2000, the Partnership owned and leased 26 wholly owned Properties (which included one Property which was sold during 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,164,063 and $1,178,486, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from these Properties, $597,761 and $586,503 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental, earned and contingent rental income decreased during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, partially as a result of the fact that during the six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $49,600 for past due rental amounts relating to four Denny's Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. The tenant vacated two of these four Properties and discontinued operations and making rental payments to the Partnership. The Partnership will not recognize any rental income relating to these two Properties until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sale are reinvested in additional Properties. The lost revenues resulting from the two vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner. The Partnership is currently seeking a new tenant or purchaser for these Properties.

         In addition, the decrease in rental, earned and contingent rental income during the six months ended June 30, 2000, was partially due to a decrease in rental and earned income of approximately $18,300, as a result of the sale of two Properties in 1999. The decrease during the six months ended June 30, 2000, was partially offset by an increase of approximately $51,000 due to the fact that the Partnership reinvested a portion of these net sales proceeds in a Property in Albany, Georgia, during 1999.

         In addition, during the six months ended June 30, 2000 and 1999, the Partnership earned $26,901 and $58,661, respectively, in interest and other income, $3,494 and $35,410 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Interest and other income were higher during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 2000, primarily due to the fact that the Partnership earned interest on the net sales proceeds received from the sale of a Property in March 1999, which the Partnership held in an interest-bearing account until the proceeds were reinvested in an additional Property in November 1999.

         During the six months ended June 30, 2000 and 1999, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and one Property with an affiliate of the general partners as tenants-in-common. During the six months ended June 30, 2000, the Partnership owned and leased two additional Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $317,109 and $284,057, respectively, $167,056 and $148,155 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily due to the fact that subsequent to June 30, 1999, the Partnership reinvested the net sales proceeds it received from a Property sold in 1999, in two Properties as tenants-in-common with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $390,677 and $422,167 during the six months ended June 30, 2000 and 1999, respectively, $184,222 and $227,496 of which were incurred during the quarters ended June 30, 2000 and 1999 respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

         The decrease in operating expenses during the quarter and six months ended June 30, 2000 was partially offset by an increase in operating expenses due to the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred legal fees, insurance, real estate tax expense and maintenance expense in connection with its Property in Williamsville, New York as a result of the tenant of the Property, in 1998, filing for bankruptcy, rejecting the lease, and discontinuing the payment of rent payments. The Partnership continued to incur these types of expenses until the Property was sold in May 2000, as described above in "Capital Resources."

         As a result of the sale of the Property in Williamsville, New York, as described above in "Capital Resources," the Partnership recognized a loss of $27,391 for financial reporting purposes during the six months ended June 30, 2000. Due to the fact that the Partnership recorded a loss during the quarter ended March 31, 2000 in accordance with generally accepted accounting principles, no loss was recorded during the quarter ended June 30, 2000. In addition, the Partnership sold two Properties during 1999 and recognized a total gain of $75,997 for financial reporting purposes during the six months ended June 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings.

             On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
             A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
             CIO-99-0003561.

             On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

Item 2.      Changes in Securities.       Inapplicable.

Item 3.      Default upon Senior Securities.   Inapplicable.
Item 4.      Submission of Matters to a Vote of Security Holders.Inapplicable.

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

     27 Financial Data Schedule (Filed herewith.)

(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 2000.


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