Form 10-Q
period 2000-09-30
CNL INCOME FUND IX LTD
filed 2000-11-13
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                             59-3004138
-----------------------------------------              ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801-3336
-----------------------------------------              ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                       ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

Part II

   Other Information                                                     12-13

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                September 30,           December 31,
                                                                     2000                   1999
                                                              -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and
       allowance for loss on building                               $ 13,739,173           $ 14,692,716
   Net investment in direct financing leases                           5,268,812              5,319,764
   Investment in joint ventures                                        7,551,493              7,169,101
   Cash and cash equivalents                                             762,576                936,506
   Receivables, less allowance for doubtful accounts
       of $223,066 and $55,896, respectively                              86,488                108,238
   Due from related parties                                                7,080                     --
   Prepaid expenses                                                       20,987                 21,447
   Lease costs, less accumulated amortization of
       $4,202 and $3,077, respectively                                    10,798                 11,923
   Accrued rental income                                               1,203,737              1,183,581
   Other assets                                                            2,137                     --
                                                              -------------------    -------------------

                                                                    $ 28,653,281           $ 29,443,276
                                                              ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                 $     28,579           $    107,139
   Escrowed real estate taxes payable                                     11,987                  8,116
   Distributions payable                                                 787,501                787,501
   Due to related parties                                                 86,156                 62,066
   Rents paid in advance and deposits                                     15,000                 29,473
                                                              -------------------    -------------------
       Total liabilities                                                 929,223                994,295

   Partners' capital                                                  27,724,058             28,448,981
                                                              -------------------    -------------------

                                                                    $ 28,653,281           $ 29,443,276
                                                              ===================    ===================




           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                  Nine Months Ended
                                                                September 30,                    September 30,
                                                             2000          1999              2000             1999
                                                          -----------   ------------      ------------     ------------
Revenues:
    Rental income from operating leases                    $ 397,161      $ 437,107        $1,261,702       $1,202,009
    Earned income from direct financing leases                97,376        170,369           396,898          583,953
    Interest and other income                                 18,491          3,035            45,392           61,696
                                                          -----------   ------------      ------------     ------------
                                                             513,028        610,511         1,703,992        1,847,658
                                                          -----------   ------------      ------------     ------------

Expenses:
    General operating and administrative                      50,293         33,278           146,619          117,913
    Professional services                                      9,449         12,853            28,130           38,794
    Real estate taxes                                          4,798          4,494            27,958           12,885
    State and other taxes                                         --             --            22,725           24,884
    Depreciation and amortization                             76,474         80,779           235,723          237,469
    Transaction costs                                             --         63,902            70,536          185,528
                                                          -----------   ------------      ------------     ------------
                                                             141,014        195,306           531,691          617,473
                                                          -----------   ------------      ------------     ------------

Income Before Equity in Earnings of Joint Ventures
    and Gain (Loss) on Sale of Land and Building             372,014        415,205         1,172,301        1,230,185

Equity in Earnings of Joint Ventures                         175,561        152,161           492,670          436,218

Gain (Loss) on Sale of Land and Building                          --             --           (27,391 )         75,997
                                                          -----------   ------------      ------------     ------------

Net Income                                                 $ 547,575      $ 567,366        $1,637,580       $1,742,400
                                                          ===========   ============      ============     ============

Allocation of Net Income:
    General partners                                       $   5,476      $   5,673        $   16,444       $   17,227
    Limited partners                                         542,099        561,693         1,621,136        1,725,173
                                                          -----------   ------------      ------------     ------------

                                                           $ 547,575      $ 567,366        $1,637,580       $1,742,400
                                                          ===========   ============      ============     ============

Net Income Per Limited Partner Unit                        $    0.15      $    0.16        $     0.46       $     0.49
                                                          ===========   ============      ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                      3,500,000      3,500,000         3,500,000        3,500,000
                                                          ===========   ============      ============     ============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                    Nine Months Ended              Year Ended
                                                                      September 30,               December 31,
                                                                          2000                        1999
                                                                --------------------------    ----------------------

General partners:
    Beginning balance                                                        $    238,417               $   214,763
    Net income                                                                     16,444                    23,654
                                                                --------------------------    ----------------------
                                                                                  254,861                   238,417
                                                                --------------------------    ----------------------

Limited partners:
    Beginning balance                                                          28,210,564                28,999,155
    Net income                                                                  1,621,136                 2,361,413
    Distributions ($0.68 and $0.90 per limited partner
    unit, respectively)                                                        (2,362,503 )              (3,150,004 )
                                                                --------------------------    ----------------------
                                                                               27,469,197                28,210,564
                                                                --------------------------    ----------------------

Total partners' capital                                                     $  27,724,058              $ 28,448,981
                                                                ==========================    ======================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended
                                                                       September 30,
                                                                 2000                1999
                                                            ----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                    $1,989,804          $2,228,634
                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                      693,350           2,400,000
       Additions to land and building under operating
          leases                                                         --          (1,641,211 )
       Investment in joint ventures                                (494,581 )                --
                                                            ----------------    ----------------
              Net cash provided by investing activities             198,769             758,789
                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                         (2,362,503 )        (2,362,503 )
                                                            ----------------    ----------------
              Net cash used in financing activities              (2,362,503 )        (2,362,503 )
                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents               (173,930 )           624,920

Cash and Cash Equivalents at Beginning of Period                    936,506           1,287,379
                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Period                        $ 762,576          $1,912,299
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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                 September 30,         December 31,
                                                     2000                  1999
                                              --------------------    -------------------
          Land                                        $ 7,116,309             $ 7,465,608
          Buildings                                     8,729,293               9,378,821
                                              --------------------    -------------------
                                                       15,845,602              16,844,429

          Less accumulated depreciation                (2,106,429 )            (1,902,345 )
                                              --------------------    -------------------

                                                       13,739,173              14,942,084
          Less allowance for loss on
              building                                         --                (249,368 )
                                              --------------------    -------------------

                                                     $ 13,739,173             $14,692,716
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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases- Continued:

         the payment of rents. In May 2000, the Partnership sold this property to a third party for $715,000, and received net sales proceeds of $693,350 and recognized a loss of $27,391 for financial reporting purposes.

3.       Investment in Joint Ventures:

         In August 2000, the Partnership used the net sales proceeds received from the sale of the property in Williamsville, New York, to acquire an interest in a Baker's Square property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 4). In connection therewith, the Partnership and CNL Income Fund VIII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its interest in this property using the equity method since the Partnership shares control with an affiliate. The Partnership contributed approximately $495,000 to the tenants-in-common and as of September 30, 2000, the Partnership owned a 34 percent interest in this property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                              September 30,          December 31,
                                                                  2000                   1999
                                                            ------------------    -------------------

            Land and buildings on operating leases, less
                 accumulated depreciation                        $ 15,237,498           $ 14,054,203
            Net investment in direct financing leases               1,891,744              1,910,711
            Cash                                                       29,661                122,661
            Receivables                                                 3,890                 53,584
            Accrued rental income                                      22,998                 22,155
            Other assets                                              133,890                 67,411
            Liabilities                                                 7,465                116,326
            Partners' capital                                      17,312,216             16,114,399
            Revenues                                                1,416,498              1,626,728
            Net income                                              1,104,854              1,256,254


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Investment in Joint Ventures:

         The Partnership recognized income totaling $492,670 and $436,218 during the nine months ended September 30, 2000 and 1999, respectively from these joint ventures, of which $175,561 and $152,161 was earned during the quarters ended September 30, 2000 and 1999, respectively.

4.       Related Party Transactions:

         During the nine months ended September 30, 2000, the Partnership and CNL Income Fund VIII, Ltd., as tenants-in-common, acquired an interest in a Baker's Square property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $1,454,545. CNL Income Fund VIII, Ltd., is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership. For the nine months ended September 30, 2000, other income of the tenants-in-common includes $394 of such amounts.

5.       Termination of Merger:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 41 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital during the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,989,804 and $2,228,634, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In May 2000, the Partnership sold its Property in Williamsville, New York, to a third party for $715,000 and received net sales proceeds of $693,350, resulting in a loss of $27,391 for financial reporting purposes. In August 2000, the Partnership invested a majority of the net sales proceeds in a Property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Property was acquired from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of September 30, 2000, the partnership owned a 34 percent interest in this Property.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in an additional Property are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit, with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners, or to reinvest in an additional Property. At September 30, 2000, the Partnership had $762,576 invested in such short-term investments, as compared to $936,506 at December 31, 1999. The decrease in cash and cash equivalents was primarily due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership invested in a Property with CNL Income Fund VIII, Ltd., as tenants-in-common, as described above. The funds remaining at September 30, 2000 pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $929,223 at September 30, 2000, from $994,295 at December 31, 1999. The decrease was primarily attributable to a decrease in accounts payable at September 30, 2000, as compared to December 31, 1999. Total liabilities at
September 30, 2000, to the extent they exceed cash and cash equivalents at September 30, 2000, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,362,503 for each of the nine months ended September 30, 2000 and 1999 ($787,501 for each of the quarters ended September 30, 2000 and 1999). This represents distributions for each of the nine months ended September 30, 2000 and 1999 of $0.68 per unit ($0.23 per unit for each applicable quarter). No distributions were made to the general partners during the quarter and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners during the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 28 wholly owned Properties (which included two Properties which were sold during 1999), and during the nine months ended September 30, 2000, the Partnership owned and leased 25 wholly owned Properties (which included one Property which was sold during 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $1,658,600 and $1,785,962, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $494,537 and $607,476 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Rental, earned and contingent rental income decreased during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, partially as a result of the fact that during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $95,300 and $143,700, respectively, for past due rental amounts relating to the Properties in Grand Prairie, Texas, Blufton, Ohio and North Baltimore, Ohio in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 2000, was partially due to a decrease in rental and earned income of approximately $11,900 and $30,200 during the quarter and nine months ended September 30, 2000, respectively, as a result of the sale of two Properties in 1999 and the sale of a Property in 2000. The decrease during the nine months ended September 30, 2000, was partially offset by an increase of approximately $51,000 during the nine months ended September 30, 2000 due to the fact that the Partnership reinvested a portion of these net sales proceeds in a Property in Albany, Georgia, during 1999.

         During the nine months ended September 30, 2000 and 1999, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and one Property with an affiliate of the general partners as tenants-in-common. During the nine months ended September 30, 2000, the Partnership owned and leased three additional Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $492,670 and $436,218, respectively, $175,561 and $152,161 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily due to the fact that in June 1999, the Partnership reinvested the net sales proceeds it received from a Property sold in 1999 in two Properties as tenants-in-common with affiliates of the general partners and the Partnership reinvested the net sale proceeds it received from a Property sold in 2000 in one Property as tenants-in-common with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $531,691 and $617,473 during the nine months ended September 30, 2000 and 1999, respectively, $141,044 and $195,306 of which were incurred during the quarters ended September 30, 2000 and 1999 respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

         The decrease in operating expenses during the quarter and nine months ended September 30, 2000 was partially offset by an increase in operating expenses due to the fact that during the quarter and nine months ended September 30, 2000 the Partnership incurred legal fees, insurance, real estate tax expense and maintenance expense in connection with its Property in Williamsville, New York as a result of the tenant of the Property, in 1998, filing for bankruptcy, rejecting the lease, and discontinuing the payment of rent. The Partnership continued to incur these types of expenses until the Property was sold in May 2000, as described above in "Capital Resources."

         As a result of the sale of the Property in Williamsville, New York, as described above in "Capital Resources," the Partnership recognized a loss of $27,391 for financial reporting purposes during the nine months ended September 30, 2000. In addition, the Partnership sold two Properties during 1999 and recognized a total gain of $75,997 for financial reporting purposes during the nine months ended September 30, 1999.

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

                27       Financial Data Schedule (Filed herewith.)

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of November, 2000.


                                    CNL INCOME FUND IX, LTD.

                                    By: CNL REALTY CORPORATION
                                        General Partner


                                        By:/s/ James M. Seneff, Jr.
                                           ----------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                        By:/s/ Robert A. Bourne
                                           ----------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                            Accounting Officer)