Form 10-K
period 2000-12-31
CNL INCOME FUND IX LTD
filed 2001-04-02
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.
incorporation or organization)

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

         During the year ended December 31, 1997, the Partnership sold its Property in Alpharetta, Georgia, and reinvested the net sales proceeds in an IHOP Property located in Englewood, Colorado, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 1999, the Partnership sold its Properties in Rochester, New York and Corpus Christi, Texas, and used a portion of the net sales proceeds to reinvest in a Property in Albany, Georgia. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Dublin, California and a Property in Montgomery, Alabama, each as tenants-in-common, with affiliates of the General Partners. During the year ended December 31, 2000, the Partnership sold its Properties in Williamsville, New York and in Bluffton and Alliance, Ohio, and used a portion of these net sales proceeds to invest in a Property in Libertyville, Colorado, with an affiliate of the General Partners, as tenants-in-common.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 40 Properties. The 40 Properties include 13 Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners, ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common, generally provide for initial terms ranging from 8 to 20 years (the average being 16 years), and expire between 2005 and 2019. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $46,000 to $176,400. In addition, generally the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 40 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In August 2000, the Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Williamsville, New York, in a Baker's Square Property in Libertyville, Illinois, with affiliates of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above, as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements".

Major Tenants

         During 2000, four of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) Flagstar Enterprises, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iv) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from 13 Properties owned by joint ventures and four Properties owned as tenants-in-common). As of December 31, 2000, Carrols Corporation was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2001. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental, earned income and mortgage interest during 2000 (including the Partnership's share of the rental income from 13 Properties owned by joint ventures and four Properties owned as tenants-in-common). In 2001, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture arrangements, the Partnership entered into an agreement to hold a Property in Englewood, Colorado, as tenants-in-common with CNL Income Fund III, Ltd.; a Property in Dublin, California, as tenants-in-common, with CNL Income Fund VI, Ltd.; and a Property in Montgomery, Alabama, as tenants-in-common, with CNL Income Fund VII, Ltd. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 67 percent, 25 percent and 29 percent interest in the Properties in Englewood, Colorado, Dublin, California, and Montgomery, Alabama, respectively. The tenancy in common agreements restrict each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Properties without first offering them for sale to the remaining co-tenants.

         In addition, in August 2000, the Partnership entered into an agreement to hold a Baker's Square Property in Libertyville, Illinois, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 34 percent interest in this Property. The tenancy in common agreements restrict each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Properties without first offering them for sale to the remaining co-tenants.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 40 Properties. Of the 40 Properties, 23 are owned by the Partnership in fee simple, 13 are owned through joint venture arrangements and four are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 21,400 to 169,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

               State                               Number of Properties

                Alabama                                      5
                California                                   1
                Colorado                                     1
                Florida                                      1
                Georgia                                      2
                Illinois                                     2
                Indiana                                      2
                Louisiana                                    3
                Michigan                                     1
                Minnesota                                    1
                Mississippi                                  1
                New Hampshire                                3
                New York                                     1
                North Carolina                               3
                Ohio                                         5
                South Carolina                               1
                Tennessee                                    2
                Texas                                        5
                                                          -----
                TOTAL PROPERTIES                            40
                                                          =====

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $20,188,144 and $20,071,339, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

               Restaurant Chain                            Number of Properties

                Bakers Square                                            1
                Burger King                                             18
                Captain D's                                              1
                Denny's                                                  2
                Golden Corral                                            3
                Hardee's                                                 6
                IHOP                                                     3
                Johnny's                                                 1
                Shells Seafood Restaurant                                1
                Shoney's                                                 4
                                                                      -----
                TOTAL PROPERTIES                                        40
                                                                      =====

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

         As of December 31, 2000, 1999, 1998, 1997, and 1996, the Properties were 100%, 98%, 98%, 100%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                   2000              1999              1998               1997               1996
                               -------------     -------------    ---------------     --------------     --------------

Rental Revenues (1)             $ 3,104,235       $ 3,168,448        $ 3,473,845         $3,350,655         $3,516,267
Properties (2)                           40                42                 41                 40                 40
Average Rent per
    Property                      $  77,606         $  75,439          $  84,728          $  83,766          $  87,907

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2001                        --                   $   --                      --
              2002                        --                       --                      --
              2003                        --                       --                      --
              2004                        --                       --                      --
              2005                         8                  599,850                  19.75%
              2006                        11                  742,972                  24.46%
              2007                         1                   89,442                   2.95%
              2008                        --                       --                      --
              2009                        --                       --                      --
              2010                        --                       --                      --
              Thereafter                  20                1,605,758                  52.84%
                                   ----------            -------------           -------------
              Total                       40              $ 3,038,022                 100.00%
                                   ==========            =============           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

         Carrols Corporation leases four Burger King restaurants. The initial term of each lease ranges from 14.5 to 20 years (expiring in 2011) and the average minimum base annual rent is approximately $104,803 (ranging from approximately $98,200 to $121,200).

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

         Golden Corral Corporation leases three Golden Corral restaurants with an initial term of 15 years (expiring in 2005 and 2014) and the average minimum base annual rent is approximately $168,450 (ranging from approximately $157,500 to $176,400).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001 there were 3,408 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                               2000 (1)                                1999 (1)
                                  -----------------------------------     ------------------------------------
                                    High          Low        Average       High          Low         Average
                                  ---------     --------    ----------    --------     ---------    ----------
          First Quarter                 (2))         (2)            (2)    $10.00        $ 9.00        $ 9.50
          Second Quarter             $ 8.80       $ 7.00       $  7.19       9.55          7.98          9.00
          Third Quarter                9.50         6.90          7.98       9.50          7.50          8.88
          Fourth Quarter               7.40         5.80          7.11       8.10          7.20          7.73

(1)      A total of 19,820 and 38,261 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions in the aggregate amounts of $3,150,004 to the Limited Partners. Distributions of $787,501 were declared at the close of each of the Partnership's calendar quarters during 2000 and 1999 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                         2000               1999              1998               1997               1996
                                     --------------    ---------------    --------------    ---------------    ---------------
Year ended December 31:
  Revenues (1)                          $3,174,257         $3,082,697        $3,100,685         $3,230,343         $3,404,066
     Net Income (2)                      1,850,780          2,385,067         2,286,698          2,937,632          2,960,299
     Cash distributions
       declared (3)                      3,150,004          3,150,004         3,220,004          3,150,004          3,185,004
     Net income per Unit (2)                  0.53               0.68              0.65               0.83               0.84
     Cash distributions
       declared per Unit (3)                  0.90               0.90              0.92               0.90               0.91

At December 31:
  Total assets                         $28,132,613        $29,443,276       $30,099,078        $31,096,421        $31,343,847
  Partners' capital                     27,149,757         28,448,981        29,213,918         30,147,224         30,359,596

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income as a result of a tenant filing for bankruptcy.

(2) Net income for the year ended December 31, 1998, includes $314,775 from provision for loss on assets. Net income for the year ended December 31, 2000, 1999 and 1997, includes $730,668, from losses and $75,997 and
         $199,643, from gains, respectively, on sales of assets.

(3) Distributions for the year ended December 31, 1998 includes a special distribution to the Limited Partners of $70,000 and distributions for the year ended December 31, 1996 includes a special distribution to the Limited Partners of $35,000, which represented cumulative excess operating reserves.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 40 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2000, 1999, and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,844,067, $2,868,096, and $3,253,390, for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in cash from operations during 2000, and 1999, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998:

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

         In addition, in March 1999, the Partnership sold its Property in Rochester, New York, and received net sales proceeds of $1,050,000, resulting in a gain of $19,628 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1991 and had a cost of approximately $968,814, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $81,200 in excess of its original purchase price. In March 1999, the Partnership reinvested a portion of the net sales proceeds in a Property in Albany, Georgia, as described above. In addition, in November 1999, the Partnership reinvested the remaining net sales proceeds in a Property in Montgomery, Alabama, and a Property in Dublin, California, each as tenants-in-common with affiliates of the General Partners. In connection therewith, the Partnership and the affiliates entered into agreements whereby each party will share in the profits and losses of each Property in proportion to each party's percentage interest. As of December 31, 2000, the Partnership owned a 29 percent and a 25 percent interest, respectively, in the Properties.

         In May 2000, the Partnership sold its Property in Williamsville, New York, to a third party for $715,000 and received net sales proceeds of $693,350, resulting in a loss of $27,391 for financial reporting purposes. In August 2000, the Partnership reinvested a portion of the net sales proceeds in a Property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Property was acquired from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of December 31, 2000, the Partnership owned a 34 percent interest in the Property.

         In addition, in November 2000, the Partnership sold its Properties in Bluffton and Alliance, Ohio, for a total of $500,000, resulting in a loss of $703,277 for financial reporting purposes. In connection therewith, the Partnership accepted two promissory notes in the aggregate amount of $500,000, collateralized by a mortgage on the respective Property. The promissory notes bear an interest rate of nine percent per annum and are being collected in 96 monthly installments of principal and interest, with balloon payments of $184,652 and $123,102, respectively, due in December 2008.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $829,338 invested in such short-term investments as compared to $936,506 at December 31, 1999. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.11% annually. The funds remaining at December 31, 2000 will be used towards the payment of distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 1998, cummulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,150,004, $3,150,004, and $3,220,004, for the years ended December 31, 2000, 1999, and 1998, respectively. This represents a distribution of $0.90, $0.90, and $0.92 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. No distributions were made to the General Partners during the years ended December 31, 2000, 1999, and 1998. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.
         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $100,846 and $62,066, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates $20,100 of such amounts. Other liabilities, including distributions payable, decreased to $882,010 at December 31, 2000, as compared to $932,229 at December 31, 1999. Liabilities at December 31, 2000, to the extent they exceed cash and cash equivalents at December 31, 2000, will be paid from future cash from operations or from anticipated future General Partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the year ended December 31, 1998, the Partnership owned and leased 27 wholly owned Properties, and during 1999, the Partnership owned and leased 28 wholly owned Properties (including two Properties which were sold during 1999), and during 2000, the Partnership owned and leased 26 wholly owned Properties (including three Properties which were sold during 2000). In addition, during 2000, 1999, and 1998, the Partnership was a co-venturer in two separate joint ventures that each owned and leased six properties and one joint venture that owned and leased one Property. The Partnership also owned and leased one Property with an affiliate as tenants-in-common during 1998, and three Properties with affiliates as tenants-in-common in 1999 and four Properties with affiliates as tenants-in-common in 2000. As of December 31, 2000, the Partnership owned, either directly or through joint venture and tenancy in common arrangements, 40 Properties, which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $46,000 to $176,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $2,366,345, $2,335,381, and $2,363,610, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases related to its wholly owned Properties. The decrease in rental and earned income in 1999, as compared to 1998, was partially due to the fact that the Partnership established an allowance for doubtful accounts of $206,000 during 1998 relating to the Perkins Properties in Williamsville and Rochester, New York. These two Properties were leased by the same tenant, which was experiencing financial difficulties. No such allowance was established during 2000 and 1999. In May 1998, the tenant of these Properties filed for bankruptcy and rejected the lease relating to the Property in Williamsville, New York. As a result, during 1998, the Partnership reversed approximately $267,600 of accrued rental income relating to both Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the terms of the lease. The Partnership continued receiving rental payments on the lease that was not rejected, relating to the Property in Rochester, New York. In March 1999 and May 2000, the Partnership sold these Properties to a third party, which resulted in an offset to the increase in rental and earned income in 2000, as compared to 1999, and contributed to the decrease in rental and earned income in 1999, as compared to 1998. The increase in rental and earned income during 2000 was partially due to, and the decrease during 1999 was partially offset by the fact that in March 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Rochester, New York, in a Property in Albany, Georgia. In November 1999, the Partnership invested the remaining net sales proceeds in two Properties with affiliates of the General Partners, as tenants-in-common, as described in "Capital Resources." In August 2000, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Williamsville, New York, in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the General Partners, as described in "Capital Resources."

         In addition, the increase in rental and earned income during 2000 was partially offset by and the decrease in rental and earned income in 1999, was partially attributable to the fact that, during 1999, the Partnership sold the Property located in Corpus Christi, Texas, as described above in "Capital Resources." The increase during 2000 was partially attributable to, and the decrease during1999 was partially offset by the fact that in March 1999, the Partnership reinvested the net sales proceeds in a Property in Albany, Georgia, as described in "Capital Resources."

         The offset of the increase in rental and earned income during 2000, as compared to 1999, and the decrease in rental and earned income in 1999, was also partially due to the fact that during 2000 and 1999, the Partnership established an allowance for doubtful accounts of approximately $54,200 and $19,500, respectively, relating to past due rental amounts for the Property in Grand Prairie, Texas, in accordance with the Partnership's collection policy. The General Partners will continue to pursue collection of the past due amounts and will recognize such amounts as income if collected. No such allowance was established during 1998.

         The decrease in rental and earned income during 1999, as compared to 1998, was also partially attributable to a decrease of approximately $69,800 and $52,000 during 1999 and 1998, respectively, due to the fact that the leases relating to the Burger King Properties in Shelby, North Carolina; Maple Heights, Ohio; Watertown, New York and Carrboro, North Carolina were amended to provide for rent reductions. Rental and earned income relating to these Properties are expected to remain at reduced amounts as a result of these amendments.

         The decrease in rental and earned income during 1999, as compared to 1998, was partially offset by an increase of approximately $6,100 for rental amounts relating to the Partnership's Properties in Bluffton, Alliance and North Baltimore, Ohio, during 1999. During 1994, the leases relating to these Properties were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned leases reverted back to those that were required under the original lease agreements. However, the increase during 1999 relating to these Properties was offset by approximately $33,600, due to the fact that the Partnership established an allowance for doubtful accounts, in response to financial difficulties that the tenant of these Properties is experiencing. Rental and earned income increased during 2000, partially due to the fact that during 2000, the Partnership collected and recognized, as income, the past due rental and other amounts relating to the two Properties in Bluffton and Alliance, Ohio. The increase during 2000 was partially offset by the fact that in November 2000, the Partnership sold these two Properties, as described in "Capital Resources."

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $75,992, $59,287, and $79,780, respectively, in contingent rental income. The increase in contingent rental income during 2000, as compared to 1999 and the decrease in 1999, as compared to 1998, is primarily attributable to an increase in 2000 and a decrease in 1999, in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $674,930, $606,337, and $596,166, respectively, in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2000, as compared to 1999, and in 1999, compared to 1998, was primarily due to the fact that in November 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Rochester, New York, in a Property in Dublin, California, and Montgomery, Alabama, each as tenants-in-common with affiliates of the General Partners. In addition, in August 2000, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Williamsville, New York, in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the General Partners.

         During the year ended December 31, 2000, four of the Partnership's lessees (or group of affiliated lessees), Carrols Corporation, Flagstar Enterprises, Inc., Golden Corral Corporation and Burger King Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from 13 Properties owned by joint ventures and four Properties owned as tenants-in-common). As of December 31, 2000, Carrols Corporation was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants owned by joint ventures and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, four Restaurant Chains, Burger King, Hardee's, Golden Corral, and Shoney's, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2000 (including the Partnership's share of the rental and earned income from 13 Properties owned by joint ventures and four Properties owned as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2000, 1999 and 1998, the Partnership earned $56,990, $81,692 and $61,129, respectively, in interest and other income. The decrease in interest and other income during 2000 as compared to 1999, and the increase during 1999 as compared to 1998, was primarily attributable to the increase in interest income related to the amount of funds invested in cash and cash equivalents due to the disposition of Properties
pending   reinvestment   in  an  additional   Property  and  tenancy  in  common
arrangements.

         Operating expenses, including depreciation and amortization expense, were $592,809, $773,627, and $499,212, for the years ended December 31, 2000,
1999 and 1998, respectively. The decrease in operating expenses during 2000, and the increase in operating expenses during 1999, was primarily due to the amount of transaction costs the Partnership incurred relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described below in "Termination of Merger."

         The increase in operating expenses during 1999 was also partially due to an increase in depreciation expense as a result of the acquisition of the Property in Albany, Georgia in March 1999 and the reclassification of two leases from direct financing leases to operating leases during 1998.

         Operating expenses were also higher during 1999, as compared to 2000 and 1998, due to an increase in legal fees, insurance and real estate tax expense incurred in connection with the tenant of the Property in Williamsville, New York filing for bankruptcy, rejecting the lease, and ceasing rental payments. Between March 1999 and May 2000, the Partnership sold these two Properties; therefore, the Partnership will not incur such expenses related to these Properties in the future.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on assets of $314,775 for financial reporting purposes relating to the Properties in Williamsville and Rochester, New York. The loss represented the difference between each Property's carrying value at December 31, 1998, and the estimated net realizable value at December 31, 1998 for each Property. These Properties were sold in 1999 and 2000, as described below. No such allowance was established during the years ended December 31, 2000 and 1999.

         As a result of the sales of the Properties in Bluffton and Alliance, Ohio and Williamsville, New York, during 2000, and the sales of the Properties in Rochester, New York and Corpus Christi, Texas, during 1999, as described above in "Capital Resources," the Partnership recognized a loss of $730,668 and a gain of $75,997 for financial reporting purposes for the years ended December 31, 2000 and 1999, respectively. These Properties were sold in 1999 and 2000, as described below. No Properties were sold during 1998.

         The Partnership's leases as of December 31, 2000, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.
         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Partnership accepted two promissory notes in conjunction with the sale of two Properties. The General Partners believe that the estimated fair value of the mortgage note at December 31, 2000 approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                  Mortgage Note
                                                   Fixed Rate
                                                ------------------

                      2001                             $ 21,937
                      2002                               18,584
                      2003                               20,328
                      2004                               22,235
                      2005                               24,320
                      Thereafter                        392,596
                                                  ----------------

                                                      $ 500,000
                                                  ================


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                          Page

Report of Independent Certified Public Accountants                         16

Financial Statements:

     Balance Sheets                                                        17

     Statements of Income                                                  18

     Statements of Partners' Capital                                       19

     Statements of Cash Flows                                           20-21

     Notes to Financial Statements                                      22-37

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund IX, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund IX, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 2, 2001

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                             2000                   1999
                                                                     ---------------------   --------------------

                         ASSETS

Land and buildings on operating leases, less accumulated
     depreciation and allowance for loss on assets
                                                                            $ 13,663,075           $ 14,692,716
Net investment in direct financing leases                                      4,047,190              5,319,764
Investment in joint ventures                                                   7,525,414              7,169,101
Mortgage notes receivable                                                        503,838                     --
Cash and cash equivalents                                                        829,338                936,506
Receivables, less allowance for doubtful accounts of
     $82,596, and $55,896, respectively
                                                                                 311,662                108,238
Due from related parties                                                           8,835                     --
Prepaid expenses                                                                  21,994                 21,447
Lease costs, less accumulated amortization of $4,577 and
     $3,077, respectively                                                         10,423                 11,923
Accrued rental income                                                          1,210,844              1,183,581
                                                                     ---------------------   ------------------------

                                                                            $ 28,132,613           $ 29,443,276
                                                                     =====================   ========================


            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $    33,029            $   107,139
Escrowed real estate taxes payable                                                 7,868                  8,116
Distributions payable                                                            787,501                787,501
Due to related parties                                                           100,846                 62,066
Rents paid in advance and deposits                                                53,612                 29,473
                                                                     ---------------------   ------------------------
         Total liabilities                                                       982,856                994,295

Partners' capital                                                             27,149,757             28,448,981
                                                                     ---------------------   ------------------------

                                                                            $ 28,132,613           $ 29,443,276
                                                                     =====================   ========================


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year ended December 31,
                                                                       2000              1999               1998
                                                                  ---------------   ----------------   ---------------
Revenues:
   Rental income from operating leases                              $ 1,859,266        $ 1,615,198        $ 1,804,248
   Adjustments to accrued rental income                                      --                 --           (267,600)
   Earned income from direct financing leases                           507,079            720,183            826,962
   Contingent rental income                                              75,992             59,287             79,780
   Interest and other income                                             56,990             81,692             61,129
                                                                  ---------------   ----------------   ---------------
                                                                      2,499,327          2,476,360          2,504,519
                                                                  ---------------   ----------------   ---------------
Expenses:
    General operating and administrative                                166,250            166,844            142,996
    Professional services                                                35,938             51,336             43,685
    Bad debt expense                                                         --                 --              5,133
    Real estate taxes                                                    23,160             29,069              6,247
    State and other taxes                                                22,725             27,021             14,337
    Depreciation and amortization                                       312,196            318,248            267,773
    Transaction costs                                                    32,540            181,109             19,041
                                                                  ---------------   ----------------   ---------------
                                                                        592,809            773,627            499,212
                                                                  ---------------   ----------------   ---------------

Income  Before  Equity in  Earnings of Joint  Ventures,  Gain
    (Loss) on Sale of Assets and Provision for Loss on Assets         1,906,518          1,702,733          2,005,307

Equity in Earnings of Joint Ventures                                    674,930            606,337            596,166

Gain (Loss) on Sale of Assets                                          (730,668 )           75,997                 --

Provision for Loss on Assets                                                 --                 --           (314,775)
                                                                  ---------------   ----------------   ---------------

Net Income                                                          $ 1,850,780        $ 2,385,067        $ 2,286,698
                                                                  ===============   ================   ===============

Allocation of Net Income:
    General partners                                                   $     --         $   23,654                  $
                                                                                                               23,991
    Limited partners                                                  1,850,780          2,361,413          2,262,707
                                                                  ---------------   ----------------   ---------------

                                                                    $ 1,850,780        $ 2,385,067        $ 2,286,698
                                                                  ===============   ================   ===============

Net Income Per Limited Partner Unit                                   $    0.53          $    0.68                  $
                                                                                                                 0.65
                                                                  ===============   ================   ===============

Weighted Average Number of Limited Partner Units
    Outstanding                                                       3,500,000          3,500,000          3,500,000
                                                                  ===============   ================   ===============


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998

                                          General Partners                         Limited Partners
                                --------------------------------   -----------------------------------------------------------------
                                                   Accumulated                              Accumulated    Syndication
                                  Contributions     Earnings   Contributions   Distributions   Earnings      Costs           Total
                                ----------------- ----------- --------------- --------------- -----------  ------------- ----------

Balance, December 31, 1997           $1,000        $189,772    $ 35,000,000     $(19,840,587) $18,987,039  $ (4,190,000 $30,147,224

    Distributions to limited
       partners ($0.92 per limited
       partner unit)                     --              --              --       (3,220,004)         --            --   (3,220,004)
    Net income                           --          23,991              --               --    2,262,707           --    2,286,698
                                    --------       ----------- --------------   ------------- -----------  ------------    ---------

Balance, December 31, 1998            1,000         213,763      35,000,000      (23,060,591)  21,249,746    (4,190,000) 29,213,918

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                     --              --              --       (3,150,004)         --            --   (3,150,004)
    Net income                           --          23,654              --              --    2,361,413            --    2,385,067
                                    --------   -------------   -------------    ------------- -----------   -----------  -----------

Balance, December 31, 1999            1,000         237,417      35,000,000      (26,210,595)  23,611,159    (4,190,000) 28,448,981

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                     --              --              --       (3,150,004)         --            --   (3,150,004)
    Net income                           --              --              --               --    1,850,780           --    1,850,780
                                    --------   -------------   -------------    ------------- -----------   -------------  ---------

Balance, December 31, 2000           $1,000     $   237,417    $ 35,000,000     $(29,360,599) $25,461,939  $ (4,190,000) $27,149,757
                                    ========   =============   =============    ============= =========== ============== ===========


                See accompanying notes to financial statements.


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                       2000               1999              1998
                                                                  ---------------    ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents:

    Cash Flows from Operating Activities:
      Cash received from tenants                                     $ 2,323,462        $ 2,388,494    $    2,695,934
      Distributions from joint ventures                                  804,363            738,371           738,544
      Cash paid for expenses                                            (319,486 )         (325,027 )        (223,753 )
      Interest received                                                   35,728             66,258            42,665
                                                                  ---------------    ---------------    --------------
         Net cash provided by operating activities                     2,844,067          2,868,096         3,253,390
                                                                  ---------------    ---------------    --------------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and buildings                           693,350          2,400,000                --
      Purchase of land and building                                           --         (1,641,211 )              --
      Investment in joint ventures                                      (494,581 )         (827,754 )              --
      Other                                                                   --                 --             3,605
                                                                  ---------------    ---------------    --------------
         Net cash provided by (used in) investing
             activities                                                  198,769            (68,965 )           3,605
                                                                  ---------------    ---------------    --------------

    Cash Flows from Financing Activities:
      Distributions to limited partners                               (3,150,004 )       (3,150,004 )      (3,220,004)
                                                                  ---------------    ---------------    --------------
         Net cash used in financing activities                        (3,150,004 )       (3,150,004 )      (3,220,004)
                                                                  ---------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (107,168 )         (350,873 )          36,991

Cash and Cash Equivalents at Beginning of Year                           936,506          1,287,379         1,250,388
                                                                  ---------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                              $  829,338         $  936,506       $ 1,287,379
                                                                  ===============    ===============    ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                             Year Ended December 31:
                                                                      2000             1999            1998
                                                                   ------------    -------------    ------------

Reconciliation of Net Income to Net Cash Provided by
  Operating Activities:

   Net income                                                      $ 1,850,780      $ 2,385,067     $ 2,286,698
                                                                   ------------    -------------    ------------
   Adjustments  to  reconcile  net  income  to net cash
      provided  by  operating activities:
         Depreciation                                                  310,696          316,748         266,273
         Amortization                                                    1,500            1,500           1,500
         Equity in earnings of joint ventures, net of
            distributions                                              138,268          132,034         142,378
         Gain on sale of land and buildings                                             (75,997 )            --
         Bad debt expense                                                   --               --           5,133
         Provision for loss on assets                                  730,668               --         314,775
         Increase in interest receivable                                (3,838 )             --              --
         Decrease (increase) in due from related parties                (8,835 )             --              --
         Increase in receivables                                      (205,220 )        (14,669 )        (2,568 )
         Decrease (increase) in prepaid expenses                          (547 )        (18,262 )           739
         Decrease in net investment in direct financing
            leases                                                      69,297           61,066          92,647
         Decrease (increase) in accrued rental income                  (27,263 )        (28,526 )       209,852
         Increase (decrease) in accounts payable and
            accrued expenses                                           (74,358 )        105,130         (39,956 )
         Increase in due to related parties                             38,780           37,879          19,568
         Increase  (decrease)  in rents  paid in advance
            and                                                         24,139          (33,874 )       (43,649 )
            deposits
                                                                   ------------    -------------    ------------
                Total adjustments                                      993,287          483,029         966,692
                                                                   ------------    -------------    ------------

Net Cash Provided by Operating Activities                          $ 2,844,067      $ 2,868,096     $ 3,253,390
                                                                   ============    =============    ============

   Supplemental Schedule of Non-Cash Investing and
       Financing Activities:

   Mortgage notes accepted in exchange for sale of                   $ 500,000           $   --          $   --
       assets
                                                                   ============    =============    ============

   Distributions declared and unpaid at December 31                  $ 787,501        $ 787,501       $ 787,501
                                                                   ============    =============    ============


                See accomapnying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

         Real Estate and Lease generally - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                  Years Ended December 31, 2000, 1999, and 1998


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

         Investment in Joint Ventures - The Partnership's investments in three joint ventures and properties in Englewood, Colorado; Dublin, California; Montgomery, Alabama and Libertyville, Illinois for which the properties are held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
         ------

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                       2000                  1999
                                                                -------------------   --------------------

                 Land                                                 $  7,116,309           $  7,465,608
                 Buildings                                               8,729,293              9,378,821
                                                                -------------------   --------------------
                                                                        15,845,602             16,844,429
                 Less accumulated depreciation                          (2,182,527)            (1,902,345)
                                                                -------------------   --------------------
                                                                        13,663,075             14,942,084
                 Less allowance for loss on assets                              --               (249,368)
                                                                -------------------   --------------------

                                                                      $ 13,663,075           $ 14,692,716
                                                                ===================   ====================

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

         At December 31, 1998, the Partnership recorded a provision for loss on buildings in the amount of $249,368 for financial reporting purposes relating to the Perkins property in Williamsville, New York which represented the difference between the property's carrying value and the current estimate of net realizable value of the property at December 31, 1998. The tenant of this property filed for bankruptcy and discontinued the payment of rents. In May 2000, the Partnership sold its Property in Williamsville, New York, to a third party for $715,000 and received net sales proceeds of $693,350, resulting in a loss of
         $27,391 for financial reporting purposes. In August 2000, the Partnership reinvested approximately $494,600 of the net sales proceeds it received from this sale in a property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         Florida limited partnership and affiliate of the general partners, as tenants-in-common for a 34 percent interest in the property (see Note
         6).

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000 and 1999, the Partnership recognized income of $27,263, and $26,847, respectively, and for the year ended December 31,1998, the Partnership recognized a loss of $209,852 (net of $267,600 in reversals), of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                        2001                                $ 1,719,797
                        2002                                  1,814,486
                        2003                                  1,822,986
                        2004                                  1,822,986
                        2005                                  1,822,986
                        Thereafter                            6,777,512
                                                        ----------------

                                                            $15,780,753
                                                        ================

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases:
         ------------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                           2000                1999
                                                                     -----------------   ------------------

                 Minimum lease payments receivable                        $ 6,612,819          $ 9,613,462
                 Estimated residual values                                  1,440,810            1,929,582
                 Less unearned income                                      (4,006,439)          (6,223,280)
                                                                     -----------------   ------------------

                 Net investment in direct financing leases                $ 4,047,190          $ 5,319,764
                                                                     =================   ==================

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

         In November 2000, the Partnership sold its properties in Bluffton and Alliance, Ohio, to a unrelated third party, resulting in a loss of $703,277 for financial reporting purposes. In connection therewith, the Partnership accepted a mortgage note in the amount of $500,000 (see
         Note 6).

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2000:

                         2001                                $ 578,910
                         2002                                  603,230
                         2003                                  603,230
                         2004                                  603,230
                         2005                                  603,230
                         Thereafter                          3,620,989
                                                      -----------------

                                                            $6,612,819
                                                      =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:
         -----------------------------

         The Partnership has a 45.2%, 50 percent and 27.33% interest in the profits and losses of CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also owns a 67 percent interest in a property in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In August 2000, the Partnership reinvested a majority of the net sales proceeds from the sale of the property in Williamsville, New York in a property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The property was acquired from CNL BB Corp., an affiliate of the general partners (see Note 9). The affiliate had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs. As of December 31, 2000, the Partnership owned a 34 percent interest in this property.

         CNL Restaurant Investments II and CNL Restaurant Investments III each own and lease six properties to an operator of national fast-food restaurants and Ashland Joint Venture owns and leases one property to an operator of national fast-food restaurants. The Partnership and affiliates, as tenants-in-common own, and lease four properties to operators of national family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                              2000                   1999
                                                         -----------------     ------------------

                  Land and buildings on operating
                      leases, less accumulated
                      depreciation                           $ 15,138,593            $14,054,203
                  Net investment in direct
                      financing leases                          1,885,089              1,910,711
                  Cash                                            114,664                122,661
                  Receivables                                       7,965                 53,584
                  Prepaid expenses                                 33,515                 22,155
                  Accrued rental income                           143,221                 67,411
                  Liabilities                                      74,621                116,326
                  Partners' capital                            17,248,426             16,114,399
                  Revenues                                      1,933,389              1,626,728
                  Net income                                    1,520,163              1,256,254



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $674,930, $606,337, and $596,166, for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

6.       Mortgage Notes Receivable:

         In connection with the sale of its properties in Bluffton and Alliance, Ohio during 2000, the Partnership accepted promissory notes in the principal sum of $300,000 and $200,000, respectively, collateralized by a mortgage on the respective property. The promissory notes bear interest at a rate of nine percent per annum and are being collected in 96 equal monthly installments (which include principal and interest) of $3,043 and $2,029, respectively, with balloon payments of $184,652 and $123,102, respectively, due in December 2008.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                    2000             1999
                                                 --------------   -------------

               Principal balance                    $  500,000         $    --
               Accrued interest receivable               3,838              --
                                                 --------------   -------------

                                                    $  503,838        $     --
                                                 ==============   =============

         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 2000, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         receipt  by  the  limited  partners  of  an  aggregate,   ten  percent,
         cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property, not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         During the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $3,150,004, $3,150,004, and $3,220,004, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2000                1999               1998
                                                              ----------------   -----------------   ----------------

             Net income for financial reporting purposes         $ 1,850,780        $  2,385,067         $ 2,286,698

             Depreciation for tax reporting purposes in
                  excess of depreciation for financial
                  reporting purposes                                 (36,818 )           (44,433 )           (97,473)

               Direct financing leases recorded as operating
                  leases for tax reporting purposes                   69,297              62,969              92,647

             Gain on sale of land and buildings for
                  financial reporting purposes in excess
                  of gain for tax reporting purposes                 (30,636 )           (63,807 )                --

             Equity in earnings of joint ventures for tax
                  reporting  purposes in excess of (less than)
                  equity in earnings of joint ventures for           (18,522 )            62,547               8,256
                  financial reporting purposes

             Capitalization (deduction) of transaction costs
                  for tax reporting purposes                        (200,150 )           181,109              19,041

             Accrued rental income                                   (27,263 )           (26,847 )           209,852

             Rents paid in advance                                    24,139             (33,374 )           (44,149)

             Allowance for loss on assets                                 --                  --             314,775

             Allowance for doubtful accounts                          26,700            (150,154 )            97,736
                                                              ----------------   -----------------   ----------------

             Net income for federal income tax purposes          $ 1,657,527        $  2,373,077         $ 2,887,383
                                                              ================   =================   ================


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc.. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred and are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold no management fees were incurred during the years ended December 31, 2000, 1999 and 1998.

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

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliate provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions - Continued:
         --------------------------------------

         incurred $88,741, $116,167, and $94,808 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         During 2000, the Partnership acquired a 34 percent interest in a property from CNL BB Corp., an affiliate of the general partners, for which the property had a total purchase price of approximately $1,454,600. The property acquired during 2000 is being held as tenants-in-common, with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership, an affiliate of the general partners (see
         Note 3). CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL VIII as tenants-in-common. The total purchase price paid by the Partnership and CNL VIII represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership and CNL VIII, as tenants-in-common. For the year ended December 31, 2000, other income includes $394 of such amounts.

         The amount due to related parties at December 31, 2000 and 1999, totaled $100,846 and $62,066, respectively.

10.      Concentration of Credit Risk:
         -----------------------------

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                           2000             1999         1998
                                       --------------   ------------   ---------

          Burger King Corp.                 $637,301       $648,960    $ 647,953
          Golden Corral Corp.                548,289        486,531      360,555
          Flagstar Enterprises, Inc.         363,872        365,630      367,211
          Carrols Corp.                      320,890        328,051      388,121
          Shoney's, Inc.                         N/A            N/A      557,000

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Concentration of Credit Risk - Continued:
         -----------------------------------------

         In addition, the following schedule presents total rental, earned and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliate) for each of the years ended December 31:

                                         2000            1999           1998
                                       ------------- ------------- -------------

          Burger King                    $1,062,122   $1,086,287     $1,143,522
          Golden Corral Family
              Steakhouse Restaurant         548,289      486,531        360,555
          Shoney's                          505,821      659,426        805,729
          Hardee's                          433,587      436,081        438,324

         The information denoted by N/A indicates that for each period presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental, earned and mortgage interest income.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999.

              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $739,762         $768,311          $688,589          $977,595       $ 3,174,257
         Net income                        505,916          584,089           547,575           213,200         1,850,780
         Net income per
             limited partner
             unit                             0.14             0.17              0.15              0.07              0.53

              1999 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $751,136         $770,068          $762,672          $798,821       $ 3,082,697
         Net income                        632,462          542,572           567,366           642,667         2,385,067
         Net income per
             limited partner
             unit                             0.18             0.15              0.16              0.19              0.68

         (1) Revenues include equity in earnings of unconsolidated joint ventures and adjustments to accrued rental income as a result of a tenant filing for bankruptcy.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

               Title of Class                           Name of Partner              Percent of Class
               --------------                           ---------------              ----------------

           General Partnership Interests                James M. Seneff, Jr.                 45%
                                                        Robert A. Bourne                     45%
                                                        CNL Realty Corporation               10%
                                                                                         --------
                                                                                            100%
                                                                                         ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2000
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower of cost or 90  percent  of       administra-tive     services:
                                       the   prevailing    rate   at   which       $88,741
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property   is  sold  and  the  net  sales
                                       proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.




                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                  2000

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                               CNL INCOME FUND IX, LTD.

                               By:      CNL REALTY CORPORATION
                                        General Partner

                                        /s/ Robert A. Bourne
                                        -----------------------------------
                                        ROBERT A. BOURNE, President


                               By:      ROBERT A. BOURNE
                                        General Partner

                                        /s/ Robert A. Bourne
                                        -----------------------------------
                                        ROBERT A. BOURNE


                               By:      JAMES M. SENEFF, JR.
                                        General Partner

                                        /s/ James M. Seneff, Jr.
                                        -----------------------------------
                                        JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 28, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 28, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1998        Allowance for
                  doubtful
                  accounts (a)       $  108,316        $      --      $   164,929 (b)    $  1,220  (c)     $65,973       $ 206,052
                                   ==============  ===============  ================    =============     ============  ===========

  1999        Allowance for
                  doubtful
                  accounts (a)       $  206,052        $      --      $    55,896 (b)    $206,052  (c)     $    --       $  55,896
                                   ==============  ===============  ================    =============     ============  ===========

  2000        Allowance for
                  doubtful
                  accounts (a)        $  55,896        $      --      $    44,281 (b)    $     --  (c)     $ 17,581      $ 82,596
                                  ==============  ===============  ================    =============     ============  ============


(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental and other income.
(c)    Amounts written off as uncollectible.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000



                                                                               Costs Capitalized
                                                                                  Subsequent to
                                                        Initial Cost              Acquisition
                                            --------------------------  ---------------------
                              Encum-                      Buildings and Improve-    Carrying
                             brances           Land        Improvements   ments      Costs
                            --------------  ------------  ------------  ----------  ---------

Properties the Parnership has
Invested in Under
Operating Leases:

     Burger King Restaurants:
       Shelby, North Carolina   -              $289,663      $554,268           -          -
       Maple Heights, Ohio      -               430,563       454,823           -          -
       Suwanee, Georgia         -               437,658             -           -          -
       Watertown, New York      -               360,181       529,594           -          -
       Carrboro, North Carolina -               406,768       523,067           -          -

     Denny's Restaurants:
       Grand Prairie, Texas     -               240,876        96,580     161,889          -
       North Baltimore, Ohio    -               133,187             -           -          -

     Golden Corral Family
     Steakhouse Restaurants:
       Brownsville, Texas       -               518,605       988,611           -          -
       Tyler, Texas             -               652,103       982,353           -          -
       Albany, Georgia          -               564,576     1,076,633           -          -

     Hardee's Restaurants:
       Farragut, Tennessee      -               308,269       455,341           -          -
       Greenville, South Carolin-               310,545       511,438           -          -

     Shell's Seafood Restaurants:
       Copley Township, Ohio    -               361,412       552,301           -          -

     Shoney's Restaurants:
       Windcrest, Texas         -               445,983       670,370           -          -
       Wildwood, Florida        -               420,416             -           -          -
       Bedford, Indiana         -               262,103             -           -          -
       Grenada, Mississippi     -               335,001       454,723           -          -
       Huntsville, Alabama (g)  -               638,400       717,302           -          -
                                            ------------  ------------  ----------  ---------

                                             $7,116,309    $8,567,404    $161,889          -
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
                                            ============  ============  ==========  =========


Properties  of  Joint   Venture  in
     Which  the  Partnership  has a
     50%  Interest and has Invested
     in Under Operating Leases:

     Burger King Restaurants:
       Greensboro, North Carolin-              $338,800      $650,109           -          -
       Metairie, Louisiana      -               429,883       342,455           -          -
       Lafayette, Louisiana     -               350,932       773,129           -          -
       Nashua, New Hampshire    -               514,815       838,536           -          -
       Pontiac, Illinois        -               203,095       719,226           -          -
       Dover, New Hampshire     -               406,259       998,023           -          -
                                            ------------  ------------  ----------  ---------

                                             $2,243,784    $4,321,478           -          -
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
                                            ============  ============  ==========  =========


Property in Which the Partnership
      has a 67% Interest as
     Tenants-in-Common and has
     Invested in Under an Operating
     Lease:

     IHOP Restaurant:
       Englewood Colorado       -              $552,590             -           -          -
                                            ============  ============  ==========  =========

Property in Which  the  Partnership
     has a 25%  Interest as Tenants
     -in-Common and has Invested in
     Under an Operating Lease:
       IHOP Restaurant:
             Dublin, California -              $670,899      $879,237           -          -
                                            ============  ============  ==========  =========

Property in Which  the  Partnership
     has a 29%  Interest as Tenants
     -in-Common and has Invested in
     Under an Operating Lease:
       IHOP Restaurant:
            Montgomery, Alabama -              $584,126             -           -          -
                                            ============  ============  ==========  =========

Property in Which  the  Partnership
     has a 34%  Interest as Tenants
     -in-Common and has Invested in
     Under an Operating Lease:
       Baker's Square
            Libertyville, Illino-s             $624,626      $830,023           -          -
                                            ============  ============  ==========  =========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:
     Burger King Restaurants:
       Suwanee, Georgia         -                     -      $330,541           -          -

     Denny's Restaurants:
       N. Baltimore, Ohio       -                     -       308,155           -          -

     Hardee's Restaurants:
       Millbrook, Alabama       -               125,703       541,865           -          -
       Greenville, Tennessee    -               127,449       402,926           -          -
       Wooster, Ohio            -               137,427       537,227           -          -
       Auburn, Alabama          -                85,890       364,269           -          -

     Shoney's Restaurants:
       Wildwood, Florida        -                     -       846,903           -          -
       Bedford, Indiana         -                     -       540,604           -          -
                                            ------------  ------------  ----------  ---------

                                               $476,469    $3,872,490           -          -
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
                                            ============  ============  ==========  =========

Property in Which  the  Partnership
     has a 29% Interest as Tenants-
     in-Common  and has Invested In
     Under Direct Financing Leases:

     IHOP Restaurant
       Montgomery, Alabama      -                     -      $933,873           -          -
                                            ============  ============  ==========  =========

                                                                                    Life on Which
                   Gross Amount at Which                                            Depreciation in
                 Carried at Close of Period (c)               Date                  Latest Income
-------------------------------------------
                 Buildings and                 Accumulated   of Con-     Date       Statement is
    Land         Improvements     Total        Depreciation  struction  Acquired      Computed
-------------    ------------  ------------    -----------   -------    -------     -------------






    $289,663        $554,268      $843,931        $58,672     1985      05/91           (j)
     430,563         454,823       885,386        145,211     1980      06/91           (b)
     437,658              (f)      437,658             (d)    1991      11/91           (d)
     360,181         529,594       889,775        161,297     1986      11/91           (b)
     406,768         523,067       929,835         55,370     1983      12/96  (i)      (j)


     240,876         258,469       499,345         79,387     1991      08/91           (b)
     133,187              (f)      133,187             (d)    1986      11/91           (d)



     518,605         988,611     1,507,216        314,369     1990      06/91           (b)
     652,103         982,353     1,634,456        312,379     1990      06/91           (b)
     564,576       1,076,633     1,641,209         64,926     1998      03/99           (b)


     308,269         455,341       763,610        140,095     1991      10/91           (b)
     310,545         511,438       821,983        156,794     1991      10/91           (b)


     361,412         552,301       913,713        122,923     1991      12/91           (h)


     445,983         670,370     1,116,353        209,804     1991      08/91           (b)
     420,416              (f)      420,416             (d)    1991      08/91           (d)
     262,103              (f)      262,103             (d)    1991      08/91           (d)
     335,001         454,723       789,724        140,279     1991      09/91           (b)
     638,400         717,302     1,355,702        221,021     1989      10/91           (b)
-------------    ------------  ------------    -----------

  $7,116,309      $8,729,293   $15,845,602     $2,182,527
=============    ============  ============    ===========











    $345,696        $651,985      $997,681       $201,311     1986      09/91           (b)
     350,479         623,615       974,094        192,552     1986      09/91           (b)
     277,192         982,200     1,259,392        303,271     1987      09/91           (b)
     174,019         986,879     1,160,898        304,716     1988      09/91           (b)
     264,239         662,265       926,504        204,485     1988      09/91           (b)
     155,553         657,159       812,712        202,908     1990      09/91           (b)
-------------    ------------  ------------    -----------

  $1,567,178      $4,564,103    $6,131,281     $1,409,243
=============    ============  ============    ===========









    $338,800        $650,109      $988,909       $189,808     1990      03/92           (b)
     429,883         342,455       772,338         99,984     1990      03/92           (b)
     350,932         773,129     1,124,061        225,725     1989      03/92           (b)
     514,815         838,536     1,353,351        244,822     1987      03/92           (b)
     203,095         719,226       922,321        209,988     1988      03/92           (b)
     406,259         998,023     1,404,282        291,386     1987      03/92           (b)
-------------    ------------  ------------    -----------

  $2,243,784      $4,321,478    $6,565,262     $1,261,713
=============    ============  ============    ===========







    $293,478        $997,104    $1,290,582       $274,273     1987      10/92           (b)
=============    ============  ============    ===========









    $552,590              (f)     $552,590             (d)    1996      07/97           (d)
=============                  ============







    $670,899        $879,237    $1,550,136        $33,276     1998      11/99           (b)
=============    ============  ============    ===========







    $584,126              (f)     $584,126             (d)    1998      11/99           (d)
=============                  ============







    $624,626        $830,023    $1,454,649        $11,528     2000      08/00           (b)
=============    ============  ============    ===========





           -              (f)           (f)            (d)    1991      11/91           (d)


           -              (f)           (f)            (d)    1986      11/91           (d)


          (f)             (f)           (f)            (e)    1991      10/91           (e)
          (f)             (f)           (f)            (e)    1991      10/91           (e)
          (f)             (f)           (f)            (e)    1991      10/91           (e)
          (f)             (f)           (f)            (e)    1991      10/91           (e)


           -              (f)           (f)            (d)    1991      08/91           (d)
           -              (f)           (f)            (d)    1991      08/91           (d)









           -              (f)           (f)            (d)    1996      07/97           (d)
=============







           -              (f)           (f)            (d)    1998      11/99           (d)
=============






                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1997                                 $ 15,660,881        $  1,497,770
                 Reclassified to operating lease                               1,726,862                  --
                 Reclassified to capital lease                                  (361,010 )           (52,855 )
                                                                                      --             266,272
                 Depreciation expense
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                   17,026,733           1,711,187
                 Acquisition                                                   1,641,209                  --
                 Dispositions                                                 (1,823,513 )          (125,590 )
                 Depreciation expense                                                 --             316,748
                                                                         ----------------   -----------------

            Balance, December 31, 1999                                        16,844,429           1,902,345
                 Dispositions                                                   (998,827 )           (30,514 )
                 Depreciation expense                                                 --             310,696
                                                                         ----------------   -----------------

            Balance, December 31, 2000                                      $ 15,845,602        $  2,182,527
                                                                         ================   =================

            Property  of Joint  Venture  in Which  the  Partnership
               has a 45.2% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                 $  6,131,281         $   952,834
                 Depreciation expense                                                 --             152,137
                                                                         ----------------   -----------------

                 Balance, December, 31, 1998                                   6,131,281           1,104,971
                 Depreciation expense                                                 --             152,136
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    6,131,281           1,257,107
                 Depreciation expense                                                 --             152,136
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  6,131,281        $  1,409,243
                                                                         ================   =================


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                           Accumulated
                                                                        Cost               Depreciation
                                                                   ----------------      ----------------
          Properties  of  Joint  Venture  in  Which  the
            Partnership  has a 50% Interest and has Invested in
            Under Operating Leases:

               Balance, December 31, 1997                              $ 6,565,262             $  829,565
               Depreciation expense                                             --                144,048
                                                                   ----------------      ----------------

               Balance, December 31, 1998                                6,565,262                973,613
               Depreciation expense                                             --                144,050
                                                                   ----------------      ----------------

               Balance, December 31, 1999                                6,565,262              1,117,663
               Depreciation expense                                             --                144,050
                                                                   ----------------      ----------------

               Balance, December 31, 2000                              $ 6,565,262            $ 1,261,713
                                                                   ================      ================

          Property of Joint Venture in Which the Partnership has a 27.33% Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1997                              $ 1,290,582             $  174,562
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 1998                                1,290,582                207,799
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 1999                                1,290,582                241,036
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 2000                              $ 1,290,582             $  274,273
                                                                   ================      ================

          Property   in  Which   the   Partnership   has  a  67%
            Interest   as Tenants-in-Common and has Invested in Under
            a Operating Lease:

               Balance, December 31, 1997                               $  552,590                $    --
               Depreciation expense (d)                                         --                     --
                                                                   ----------------      ----------------

               Balance, December 31, 1998                                  552,590                     --
               Depreciation expense (d)                                         --                     --
                                                                   ----------------      ----------------

               Balance, December 31, 1999                                  552,590                     --
               Depreciation expense (d)                                         --                     --
                                                                   ----------------      ----------------

               Balance, December 31, 2000                               $  552,590                $    --
                                                                   ================      ================


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                           Accumulated
                                                                        Cost               Depreciation
                                                                   ----------------      ----------------
          Property   in  Which   the   Partnership   has  a  25%
            Interest   as Tenants-in-Common and has Invested in
            Under a Operating Lease:

               Balance, December 31, 1998                                  $    --                $    --
               Acquisition                                               1,550,136                     --
               Depreciation expense                                             --                  3,968
                                                                   ----------------      ----------------

               Balance, December 31, 1999                                1,550,136                  3,968
               Depreciation expense                                              --                29,308
                                                                   ----------------      ----------------

               Balance December 31, 2000                               $ 1,550,136             $   33,276
                                                                   ================      ================

          Property   in  Which   the   Partnership   has  a  29%
            Interest   as Tenants-in-Common and has Invested in Under
            an Operating Lease:

               Balance, December 31, 1998                                  $    --                $    --
               Acquisition                                                 584,126                     --
               Depreciation expense (d)                                         --                     --
                                                                   ----------------      ----------------

               Balance, December 31, 1999                                  584,126                     --
               Depreciation expense (d)                                          --                    --
                                                                   ----------------      ----------------

               Balance, December 31, 2000                               $  584,126                $    --
                                                                   ================      ================

          Property   in  Which   the   Partnership   has  a  34%
            Interest   as Tenants-in-Common and has Invested in Under
            an Operating Lease:

               Balance, December 31, 1999                                  $    --               $    --
               Acquisition                                               1,454,649                     --
               Depreciation expense                                             --                 11,528
                                                                   ----------------      ----------------

               Balance, December 31, 2000                              $ 1,454,649             $   11,528
                                                                   ================      ================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $20,188,144 and $20,071,339, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(l) During the year ended December 31, 2000, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,454,600.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2000

                                                                                                                  Principal
                                                                                                                    Amount
                                                                                                                   of Loans
                                                                                                                  Subject to
                                                                                                Carrying          Delinquent
                                   Final      Periodic                         Face           Amount of         Principal or
               Interest          Maturity      Payment         Prior         Amount of         Mortgages          Description
                 Rate              Date         Terms          Liens         Mortgages            (1)              Interest
              -----------    ---------------- -----------   ------------   ---------------   ---------------     --------------

Denny's-
Alliance, OH
First Mortgage     9.00%       December 2008        (2)         $   --        $  200,000       $   201,535            $    --
                                                           ============   ===============   ===============     ==============

Denny's-
Bluffton, OH
First Mortgage     9.00%       December 2008        (3)         $   --        $  300,000       $   302,303            $    --
                                                           ============   ===============   ===============     ==============


         (1) Carrying amount consists of outstanding principal plus accrued interest. The tax carrying value of the notes are $503,838.

         (2) Monthly payments of principal and interest at an annual rate of 9.00% with a balloon payment at maturity of $123,102.

         (3) Monthly payments of principal and interest at an annual rate of 9.00%, with a balloon payment at maturity of $184,652.

         (4)      The changes in the carrying amounts are summarized as follows:

                                                   2000              1999               1998
                                                -------------   ----------------   ----------------

        Balance at beginning of period               $    --           $     --           $     --
        New mortgage loan                            500,000                 --                 --
        Interest earned                                3,838                 --                 --

        Collection of principal and interest              --                 --                 --
                                                -------------   ----------------   ----------------

        Balance at end of period                  $  503,838           $     --           $     --
                                                =============   ================   ================

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