Form 10-Q
period 2001-03-31
CNL INCOME FUND IX LTD
filed 2001-05-14
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-20017
                     --------------------------------------


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3004138
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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





Part I                                                                 Page
                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   6-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           9
Part II

   Other Information                                                    10-11

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                  2001                   2000
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,258,626 and
       $2,182,527, respectively                                                  $ 13,586,976           $ 13,663,075
   Net investment in direct financing leases                                        4,027,660              4,047,190
   Investment in joint ventures                                                     7,493,063              7,525,414
   Mortgage notes receivable                                                          499,702                503,838
   Cash and cash equivalents                                                        1,105,644                829,338
   Receivables, less allowance for doubtful accounts
       of $97,967 and $82,596, respectively                                            32,643                311,662
   Due from related parties                                                                --                  8,835
   Prepaid expenses                                                                     7,657                 21,994
   Lease costs, less accumulated amortization of
       $4,952 and $4,577, respectively                                                 10,048                 10,423
   Accrued rental income                                                            1,066,943              1,210,844
                                                                           -------------------    -------------------

                                                                                 $ 27,830,336           $ 28,132,613
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   50,121             $   33,029
   Accrued and escrowed real estate taxes payable                                      32,457                  7,868
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                             164,743                100,846
   Rents paid in advance and deposits                                                  63,638                 53,612
                                                                           -------------------    -------------------
       Total liabilities                                                            1,098,460                982,856

   Partners' capital                                                               26,731,876             27,149,757
                                                                           -------------------    -------------------

                                                                                 $ 27,830,336           $ 28,132,613
                                                                           ===================    ===================


See accompanying notes to condensed financial statements.





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2001               2000
                                                                                --------------    ---------------
  Revenues:
      Rental income from operating leases                                           $ 401,471          $ 435,595
      Adjustments to accrued rental income                                           (149,948 )               --
      Earned income from direct financing leases                                      123,314            130,707
      Interest and other income                                                        88,953             23,407
                                                                                --------------    ---------------
                                                                                      463,790            589,709
                                                                                --------------    ---------------

  Expenses:
      General operating and administrative                                            113,489             44,089
      Professional services                                                            23,008             11,295
      Real estate tax expense                                                          17,640              7,691
      State and other taxes                                                            33,712             22,648
      Depreciation and amortization                                                    76,474             80,779
      Transaction costs                                                                    --             39,953
                                                                                --------------    ---------------
                                                                                      264,323            206,455
                                                                                --------------    ---------------

  Income Before Equity in Earnings of Joint Ventures and
      Provision for Loss on Building                                                  199,467            383,254

  Equity in Earnings of Joint Ventures                                                170,153            150,053

  Provision for Loss on Building                                                           --            (27,391 )
                                                                                --------------    ---------------

  Net Income                                                                        $ 369,620          $ 505,916
                                                                                ==============    ===============

  Allocation of Net Income:
      General partners                                                                 $   --             $   --
      Limited partners                                                                369,620            505,916
                                                                                --------------    ---------------

                                                                                    $ 369,620          $ 505,916
                                                                                ==============    ===============

  Net Income Per Limited Partner Unit                                                $   0.11           $   0.14
                                                                                ==============    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                                             3,500,000          3,500,000
                                                                                ==============    ===============


See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended           Year Ended
                                                                             March 31,            December 31,
                                                                                2001                  2000
                                                                         -------------------    ------------------

General partners:
    Beginning balance                                                           $   238,417            $  238,417
    Net income                                                                           --                    --
                                                                         -------------------    ------------------
                                                                                $   238,417               238,417
                                                                         -------------------    ------------------

Limited partners:
    Beginning balance                                                            26,911,340            28,210,564
    Net income                                                                      369,620             1,850,780
    Distributions ($0.23 and $0.90 per limited partner
    unit, respectively)                                                            (787,501 )          (3,150,004 )
                                                                         -------------------    ------------------
                                                                                 26,493,459            26,911,340
                                                                         -------------------    ------------------

Total partners' capital                                                        $ 26,731,876          $ 27,149,757
                                                                         ===================    ==================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                 2001                2000
                                                                            ----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $1,056,134           $ 755,499
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                                       7,673                  --
                                                                            ----------------    ----------------

              Net cash provided by investing activities                               7,673                  --
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (787,501 )          (787,501 )
                                                                            ----------------    ----------------
          Net cash used in financing activities                                    (787,501 )          (787,501 )
                                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                276,306             (32,002 )

Cash and Cash Equivalents at Beginning of Quarter                                   829,338             936,506
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Quarter                                      $1,105,644           $ 904,504
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
                                                                            ================    ================

See accompanying notes to condensed financial statements



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 40 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,056,134 and $755,499 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,105,644 invested in such short-term investments, as compared to $829,338 at December 31, 2000. The increase in cash and cash equivalents during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000 was primarily due to the Partnership collecting approximately $236,300 of past due rental amounts. The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, and for the quarter ended March 31, 2000, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $787,501 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,098,460 at March 31, 2001, from $982,856 at December 31, 2000, primarily as a result of an increase in accounts payable and amounts due to related parties at March 31, 2001 as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 26 wholly owned Properties (which includes three Properties sold in 2000) and during the quarter ended March 31, 2001, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $374,837 and $566,302, respectively, in rental income from operating leases (net of adjustments to accrued rental income), earned income from direct financing leases and contingent rental income from these Properties. The decrease in rental, earned and contingent rental income during the quarter ended March 31, 2001, was partially attributable to the fact that in April 2001, the tenant of the Property in Wildwood, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership reversed approximately $149,900 in accrued rental income relating to this Property. The accrued rental income as the accumulated amount of non-cash accounting adjustment previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         The decrease in rental, earned, and contingent rental income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to a decrease in rental and earned income of approximately $43,700, as a result of the 2000 sale of Properties in Bluffton and Alliance, Ohio. The decrease was partially offset by the fact that during the quarter ended March 31, 2000 the Partnership established an allowance for doubtful accounts of approximately $49,600 relating to four Properties in accordance with the Partnership's policy. During the quarter ended March 31, 2001, the Partnership increased its allowance for doubtful accounts by approximately $14,600. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         The decrease in rental, earned and contingent rental income was also partially due to a decrease in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

         For the quarter ended March 31, 2000, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. During the quarter ended March 31, 2001, the Partnership owned and leased one additional Property with an affiliate of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $170,153 and $150,053, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily due to the fact that in August 2000, the Partnership reinvested the net sales proceeds it received from the 2000 sale of the Property in Williamsville, New York in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the general partners.

         During the quarters ended March 31, 2001, and 2000, the Partnership earned $88,953, and $23,407, respectively, in interest and other income. The increase in interest and other income during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, was primarily due to the fact that the Partnership collected and recognized as income approximately $63,500 from the tenant of two Properties that were sold during 2000 in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease.

         Operating expenses, including depreciation and amortization expense, were $246,683 and $206,455 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that the

 Partnership incurred additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business. In addition, the Partnership incurred certain expenses such as real estate taxes, insurance and maintenance relating to the Property in Wildwood, Florida as a result of the tenant vacating the Property. The Partnership will continue to incur these expenses until a new tenant or purchaser is located.

         The increase in operating expenses was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $39,953 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.

         During the quarter ended March 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $27,391, for financial reporting purposes relating to the Perkins Property in Williamsville, New York, which was sold in May 2000. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance at March 31, 2000 represented the difference between the carrying value of the Property at March 31, 2000 and the then current estimate of net realizable value for this Property.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2000 through March 31, 2001. Information regarding the Partnership's market risk at December 31, 2000 is included in its Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.   Inapplicable.
              ------------------

Item 2.       Changes in Securities.   Inapplicable.
              ----------------------

Item 3.       Default upon Senior Securities.   Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.
              ----------------------------------------------------

Item 5.       Other Information.   Inapplicable.
              ------------------

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

                      (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


                               CNL INCOME FUND IX, LTD.

                               By:           CNL REALTY CORPORATION
                                             General Partner


                               By:           /s/ James M. Seneff, Jr.
                                             -----------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                               By:           /s/ Robert A. Bourne
                                             -----------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)