Form 10-Q
period 2001-06-30
CNL INCOME FUND IX LTD
filed 2001-08-09
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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




Part I                                                                                Page
                                                                                      ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   7-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                           11
Part II

   Other Information                                                                    12-13





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  2001                   2000
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated  depreciation  of  $2,334,724  and  $2,182,527,
       respectively                                                              $ 13,510,877           $ 13,663,075
   Net investment in direct financing leases, less
       allowance for loss on assets of $250,852 in 2001                             3,756,636              4,047,190
   Investment in joint ventures                                                     7,047,110              7,525,414
   Mortgage notes receivable                                                          490,230                503,838
   Cash and cash equivalents                                                          899,565                829,338
   Restricted Cash                                                                    424,591                     --
   Receivables, less allowance for doubtful accounts
       of $200,118 and $82,596, respectively                                           15,202                311,662
   Due from related parties                                                                --                  8,835
   Prepaid expenses                                                                    11,492                 21,994
   Lease costs, less accumulated amortization of
       $5,327 and $4,577, respectively                                                  9,673                 10,423
   Accrued rental income                                                            1,076,102              1,210,844
                                                                           -------------------    -------------------

                                                                                 $ 27,241,478           $ 28,132,613
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                 $     302             $   33,029
   Accrued and escrowed real estate taxes payable                                      22,898                  7,868
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                             154,349                100,846
   Rents paid in advance and deposits                                                  33,777                 53,612
                                                                           -------------------    -------------------
       Total liabilities                                                              998,827                982,856

   Partners' capital                                                               26,242,651             27,149,757
                                                                           -------------------    -------------------

                                                                                 $ 27,241,478           $ 28,132,613
                                                                           ===================    ===================
See accompanying notes to condensed financial statements.





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                  Quarter Ended                     Six Months Ended
                                                                     June 30,                           June 30,
                                                               2001           2000               2001             2000
                                                           -------------  --------------     --------------  ---------------
Revenues:
    Rental income from operating leases                       $ 427,471      $  428,946         $  828,942      $   864,541
    Adjustments to accrued rental income                             --              --           (149,948 )             --
    Earned income from direct financing leases                   84,593         168,815            207,907          299,522
    Interest and other income                                    20,386           3,494            109,339           26,901
                                                           -------------  --------------     --------------  ---------------
                                                                532,450         601,255            996,240        1,190,964
                                                           -------------  --------------     --------------  ---------------

Expenses:
    General operating and administrative                         78,047          52,237            191,536           96,326
    Bad debt expense                                             25,362                             25,362               --
                                                                                     --
    Professional services                                        10,674           7,386             33,682           18,681
    Real estate tax expense                                      10,206          15,469             27,846           23,160
    State and other taxes                                         2,038              77             35,750           22,725
    Depreciation and amortization                                76,474          78,470            152,948          159,249
    Transaction costs                                                --          30,583                 --           70,536
                                                           -------------  --------------     --------------  ---------------
                                                                202,801         184,222            467,124          390,677
                                                           -------------  --------------     --------------  ---------------

Income Before Equity in Earnings of Joint Ventures,
    Loss on Sale of Assets and Provision for Loss on
    Assets                                                      329,649         417,033            529,116          800,287

Equity in Earnings of Joint Ventures                            219,479         167,056            389,632          317,109

Loss on Sale of Assets                                               --              --                 --          (27,391 )

Provision for Loss on Assets                                   (250,852 )            --           (250,852 )             --
                                                                                             --------------  ---------------
                                                           -------------  --------------

Net Income                                                    $ 298,276      $  584,089         $  667,896     $  1,090,005
                                                           =============  ==============     ==============  ===============

Allocation of Net Income:
    General partners                                            $    --        $     --           $     --        $      --
    Limited partners                                            298,276         584,089            667,896        1,090,005
                                                           -------------  --------------     --------------  ---------------

                                                              $ 298,276      $  584,089         $  667,896     $  1,090,005
                                                           =============  ==============     ==============  ===============

Net Income Per Limited Partner Unit                            $   0.09       $    0.17          $    0.19       $     0.31
                                                           =============  ==============     ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                         3,500,000       3,500,000          3,500,000        3,500,000
                                                           =============  ==============     ==============  ===============
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Six Months Ended            Year Ended
                                                                           June 30,               December 31,
                                                                             2001                     2000
                                                                    -----------------------    -------------------

General partners:
    Beginning balance                                                          $   238,417             $  238,417
    Net income                                                                          --                     --
                                                                    -----------------------    -------------------
                                                                                   238,417                238,417
                                                                    -----------------------    -------------------

Limited partners:
    Beginning balance                                                           26,911,340             28,210,564
    Net income                                                                     667,896              1,850,780
    Distributions ($0.45 and $0.90 per limited partner
    unit, respectively)                                                         (1,575,002 )           (3,150,004 )
                                                                    -----------------------    -------------------
                                                                                26,004,234             26,911,340
                                                                    -----------------------    -------------------

Total partners' capital                                                       $ 26,242,651           $ 27,149,757
                                                                    =======================    ===================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2001                2000
                                                                           -----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 1,631,931          $1,380,882
                                                                           -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                          --             693,350
       Collections on mortgage notes receivable                                      13,298                  --
       Increase in restricted cash                                                 (424,600 )                --
       Return of capital from joint venture                                         424,600                  --
                                                                           -----------------    ----------------

              Net cash provided by investing activities                           $  13,298             693,350
                                                                           -----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,575,002 )        (1,575,002 )
                                                                           -----------------    ----------------
          Net cash used in financing activities                                  (1,575,002 )        (1,575,002 )
                                                                           -----------------    ----------------

Net Increase in Cash and Cash Equivalents                                            70,227             499,230

Cash and Cash Equivalents at Beginning of Period                                    829,338             936,506
                                                                           -----------------    ----------------

Cash and Cash Equivalents at End of Period                                       $  899,565          $1,435,736
                                                                           =================    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period.                                                                 $ 787,501           $ 787,501
                                                                           =================    ================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At June 30, 2001 the Partnership had recorded an allowance of $250,852 for impairment in the carrying value of the property in Wildwood, Florida, due to the tenant vacating the property and ceasing operations. The allowance represented the difference between the carrying value of the property at June 30, 2001 and the estimated net realizable value for the property.

4.       Investment in Joint Ventures:
         ----------------------------

         In June 2001, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership, as tenants-in-common, sold the property in Dublin, California, in which the Partnership owned a 25 percent interest, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100 for financial reporting purposes. The property was originally acquired in June 2000 and had a total cost of approximately $1,554,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the property was sold for approximately $144,700 in excess of its





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         original purchase price. The Partnership received approximately $424,600 as a return of capital for its pro-rata share of the net sales proceeds. In July 2001, the Partnership reinvested these amounts, in a property in Waldorf, Louisiana as tenants-in-common with CNL Income Fund VI, Ltd. (see Note 6).

5.       Restricted Cash:
         ---------------

         At June 30, 2001, approximately $424,600 representing amounts received as a return of capital (see Note 4) were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership. These funds were released by the escrow agent in July 2001 and were used to acquire a property in Waldorf, Louisiana (see Note 6).

6.       Subsequent Event:
         ----------------

         In July 2001, the Partnership reinvested the proceeds it received as a return of capital (see Note 5) in a property in Waldorf, Louisiana, as tenants-in-common with CNL Income Fund VI, Ltd., and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners and a Florida limited partnership. The Partnership owns an approximate 15 percent interest in the profits and losses of this property.

         In addition, in July 2001, the Partnership sold its property in Bedford, Indiana to an unrelated third party for approximately $904,800 and received net sales proceeds of approximately $900,100 resulting in a gain of approximately $12,100 for financial reporting purposes.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 39 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters and six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,631,931 and $1,380,882 for the six months ended June 30, 2001 and 2000, respectively. The increase in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in the Partnership's working capital.

         In June 2001, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership, as tenants-in-common, sold the property in Dublin, California, in which the Partnership owned a 25 percent interest, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100 for financial reporting purposes. The property was originally acquired in June 2000 and had a total cost of approximately $1,554,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the property was sold for approximately $144,700 in excess of its original purchase price. The Partnership received approximately $424,600 as a return of capital for its pro-rata share of the net sales proceeds. In July 2001, the Partnership reinvested these amounts, in a Property in Waldorf, Louisiana, as described below.

         In July 2001, the Partnership reinvested the proceeds received as a return of capital, described above, in a Property in Waldorf, Louisiana, as tenants-in-common, with CNL Income Fund VI, Ltd., and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners and a Florida limited partnership. The Partnership contributed approximately $350,000 to acquire the Property. The Partnership owns an approximate 15 percent interest in the profits and losses of the Property.

         In addition, in July 2001, the Partnership sold its Property in Bedford, Indiana to an unrelated third party for approximately $904,800 and received net sales proceeds of approximately $900,100 resulting in a gain of approximately $12,100 for financial reporting purposes. The Partnership intends to reinvest these net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $899,565 invested in such short-term investments, as compared to $829,338 at December 31, 2000. The increase in cash and cash equivalents during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000 was primarily due to the Partnership collecting approximately $236,300 of past due rental amounts. The funds remaining at June 30, 2001, will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, and for the six months ended June 30, 2001, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,575,002 for each of the six months ended June 30, 2001 and 2000 ($787,501 for each of the quarters end June 30, 2001 and 2000.). This represents distributions for each applicable quarter and six months of $0.23 and $0.45 per unit, respectively. No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $998,827 at June 30, 2001, from $982,856 at December 31, 2000, due to an increase in accrued real estate taxes payable and amounts due to related parties at June 30, 2001 as compared to December 31, 2000. This increase was partially offset by a decrease in accounts payable and rents paid in advance at June 30, 2001 as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership owned and leased 26 wholly owned Properties (which included three Properties sold in 2000) and during the six months ended June 30, 2001, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $886,901 and $1,164,063, respectively, in rental income from operating leases (net of adjustments to accrued rental income), and earned income from direct financing leases from these Properties ($512,064 and $597,761 which was earned during the quarters ended June 30, 2001 and 2000, respectively.) The decrease in rental and earned income during the quarter and six months ended June 30, 2001, was partially attributable to the fact that in April 2001, the tenant of the Property in Wildwood, Florida, vacated the Property and ceased making rental payments on this Property. As a result, the Partnership recorded an allowance for doubtful accounts of approximately $38,100 during the quarter and six months ended June 30, 2001. No such allowance was created during the quarter and six months ended June 30, 2000. In addition, the Partnership reversed approximately $149,900 for the six months ended June 30, 2001 in accrued rental income relating to this Property. No such reversal was recorded during the six months ended June 30, 2000. The accrued rental income is the accumulated amount of non-cash accounting adjustment previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to a decrease in rental and earned income of approximately $43,700 and $87,400, respectively, as a result of the 2000 sale of the Properties in Bluffton and Alliance, Ohio. The decrease was partially offset by the fact that during the six months ended June 30, 2000 the Partnership established an allowance for doubtful accounts of approximately $28,600 relating to these two Properties in accordance with the Partnership's policy. No such allowance was recorded during the six months ended June 30, 2001.

         In addition, rental and earned income decreased during the quarter and six months ended June 30, 2001 due to the fact that the Partnership established an allowance for doubtful accounts relating to the Property in Grand Prairie, Texas, in accordance with the Partnership's collection policy. The Partnership will pursue collection of such amounts and will recognize these amounts as income if collected.

         For the six months ended June 30, 2000, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. During the six months ended June 30, 2001, the Partnership owned and leased 13 Properties indirectly through joint venture arrangements and four Properties with affiliates of the general partners as tenants-in-common (including one of which was sold in June 2001 as discussed in "Capital Resources"). In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $389,632 and $317,109, respectively ($219,479 and $167,056 of which was earned during the quarters ended June 30, 2001 and 2000, respectively), attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily due to the fact that in August 2000, the Partnership reinvested the net sales proceeds it received from the 2000 sale of the Property in Williamsville, New York in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the general partners. In addition, the increase in net income earned by joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 25 percent interest. The tenancy in common recognized a gain of approximately $158,100 for financial reporting purposes during the quarter and six months ended June 30, 2001, as described above in "Capital Resources". The tenancy in common distributed the net sales proceeds from the sale of the Property to the Partnership as a return of capital for its pro-rata share of the net sales proceeds as described above in "Capital Resources".

         During the six months ended June 30, 2001, and 2000, the Partnership earned $109,339, and $26,901, respectively, ($20,386 and $3,494 of which was earned during the quarters ended June 30, 2001 and 2000, respectively) in interest and other income. The increase in interest and other income during the quarter and six months ended June 30, 2001 as compared to the quarter and six months ended June 30, 2000, was primarily due to the fact that the Partnership collected and recognized as income approximately $63,500 from the tenant of two Properties that were sold during 2000 in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease.

         Operating expenses, including depreciation and amortization expense, were $467,124 and $390,677 for the six months ended June 30, 2001 and 2000, respectively ($202,801 and $184,222 of which were incurred during the quarters ended June 30, 2001 and 2000 respectively.) The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that the Partnership incurred additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses during the quarter and six months ended June 30, 2001 was also partially due to the fact that during the quarter and six months ended June 30, 2001, the Partnership recorded bad debt expense relating to past due rental amounts for the Property in Grand Prairie, Texas, due to financial difficulties the tenant is experiencing. The general partners will continue to pursue collection of these past due rental amounts and will recognize such amounts as income if collected. In addition, the Partnership incurred certain expenses such as real estate taxes, insurance, repairs and maintenance relating to the Properties in Wildwood, Florida as a result of the tenant vacating the Property and the Property in Grand Prairie, Texas, due to financial difficulties the tenant is experiencing. The Partnership will continue to incur these expenses relating to the Property in Wildwood, Florida, until a new tenant or purchaser is located.

         The increase in operating expenses was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $30,583 and $70,536 respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         During the six months ended June 30, 2000, the Partnership recognized a loss on assets in the amount of $27,391, for financial reporting purposes relating to the Perkins Property in Williamsville, New York, which was sold in May 2000. No Properties were sold during the six months ended June 30, 2001.

         During the quarter and six months ended June 30, 2001 the Partnership recorded a provision for loss on assets in the amount of $250,852 for financial reporting purposes relating to the Property in Wildwood, Florida. The tenant vacated this Property and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the Property at June 30, 2001 and the estimated net realizable value for the Property.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2000 through June 30, 2001. Information regarding the Partnership's market risk at December 31, 2000 is included in its Annual Report on Form 10-K for the year ended December 31, 2000.




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

    10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).

    (b)     Reports on Form 8-K

   No reports on Form 8-K were filed  during  the  quarter  ended June 30, 2001.







                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2001.


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

    10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).