Form 10-Q
period 2001-09-30
CNL INCOME FUND IX LTD
filed 2001-11-13
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                        59-3004138
---------------------------------------              ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
---------------------------------------              ------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                     ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8-13

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           13
Part II

   Other Information                                                    14-15

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                  2001                   2000
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                   $ 13,551,299           $ 13,663,075
   Net investment in direct financing leases                                        2,825,600              4,047,190
   Investment in joint ventures                                                     7,357,444              7,525,414
   Mortgage notes receivable                                                          486,577                503,838
   Cash and cash equivalents                                                          726,374                829,338
   Restricted cash                                                                    904,155                     --
   Receivables, less allowance for doubtful accounts
       of $243,011 and $82,596, respectively                                            2,254                311,662
   Due from related parties                                                            16,075                  8,835
   Prepaid expenses                                                                    10,246                 21,994
   Lease costs, less accumulated amortization of
       $5,702 and $4,577, respectively                                                  9,298                 10,423
   Accrued rental income                                                              915,683              1,210,844
                                                                           -------------------    -------------------

                                                                                 $ 26,805,005           $ 28,132,613
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $    3,673             $   33,029
   Accrued and escrowed real estate taxes payable                                      20,884                  7,868
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              25,514                100,846
   Rents paid in advance and deposits                                                  22,765                 53,612
                                                                           -------------------    -------------------
       Total liabilities                                                              860,337                982,856

   Partners' capital                                                               25,944,668             27,149,757
                                                                           -------------------    -------------------

                                                                                 $ 26,805,005           $ 28,132,613
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                    Nine Months Ended
                                                                  September 30,                      September 30,
                                                               2001           2000               2001             2000
                                                           -------------  --------------     --------------  ---------------
Revenues:
    Rental income from operating leases                       $ 398,600      $  397,161        $ 1,227,542     $  1,261,702
    Adjustments to accrued rental income                             --              --           (149,948 )             --
    Earned income from direct financing leases                   85,401          97,376            293,308          396,898
    Interest and other income                                    28,798          18,491            138,137           45,392
                                                           -------------  --------------     --------------  ---------------
                                                                512,799         513,028          1,509,039        1,703,992
                                                           -------------  --------------     --------------  ---------------

Expenses:
    General operating and administrative                         47,327          50,293            238,863          146,619
    Bad debt expense                                                 --              --             25,362               --
    Professional services                                        12,131           9,449             45,813           28,130
    Real estate tax expense                                       7,233           4,798             35,079           27,958
    State and other taxes                                            --              --             35,750           22,725
    Depreciation and amortization                                87,230          76,474            240,178          235,723
    Transaction costs                                                --              --                 --           70,536
                                                           -------------  --------------     --------------  ---------------
                                                                153,921         141,014            621,045          531,691
                                                           -------------  --------------     --------------  ---------------

Income Before Equity in Earnings of Joint Ventures,
    Gain (Loss) on Sale of Assets and Provision for
    Loss on Assets                                              358,878         372,014            887,994        1,172,301

Equity in Earnings of Joint Ventures                            180,658         175,561            570,290          492,670

Gain (Loss) on Sale of Assets                                    12,107              --             12,107          (27,391 )

Provision for Loss on Assets                                    (62,125 )            --           (312,977 )             --
                                                                                             --------------  ---------------
                                                           -------------  --------------

Net Income                                                    $ 489,518      $  547,575        $ 1,157,414     $  1,637,580
                                                           =============  ==============     ==============  ===============

Allocation of Net Income:
    General partners                                            $    --        $     --           $     --         $     --
    Limited partners                                            489,518         547,575          1,157,414        1,637,580
                                                           -------------  --------------     --------------  ---------------

                                                              $ 489,518      $  547,575        $ 1,157,414     $  1,637,580
                                                           =============  ==============     ==============  ===============

Net Income Per Limited Partner Unit                            $   0.14       $    0.16          $    0.33       $     0.47
                                                           =============  ==============     ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                         3,500,000       3,500,000          3,500,000        3,500,000
                                                           =============  ==============     ==============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Nine Months Ended             Year Ended
                                                                       September 30,              December 31,
                                                                           2001                       2000
                                                                --------------------------    -------------------
General partners:
    Beginning balance                                                        $     238,417             $  238,417
    Net income                                                                          --                     --
                                                                 --------------------------    -------------------
                                                                                   238,417                238,417
                                                                 --------------------------    -------------------

Limited partners:
    Beginning balance                                                           26,911,340             28,210,564
    Net income                                                                   1,157,414              1,850,780
    Distributions ($0.68 and $0.90 per limited partner
    unit, respectively)                                                         (2,362,503 )           (3,150,004 )
                                                                 --------------------------    -------------------
                                                                                25,706,251             26,911,340
                                                                 --------------------------    -------------------

Total partners' capital                                                     $   25,944,668           $ 27,149,757
                                                                 ==========================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2001                2000
                                                                           -----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 2,159,834          $1,989,804
                                                                           -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                 900,110             693,350
       Collections on mortgage notes receivable                                      17,047                  --
       Increase in restricted cash                                                 (900,110 )                --
       Liquidating distribution from joint venture                                  424,600                  --
       Investment in joint ventures                                                (341,942 )          (494,581 )
                                                                           -----------------    ----------------
              Net cash provided by investing activities                              99,705             198,769
                                                                           -----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,362,503 )        (2,362,503 )
                                                                           -----------------    ----------------
          Net cash used in financing activities                                  (2,362,503 )        (2,362,503 )
                                                                           -----------------    ----------------

Net Decrease in Cash and Cash Equivalents                                          (102,964 )          (173,930 )

Cash and Cash Equivalents at Beginning of Period                                    829,338             936,506
                                                                           -----------------    ----------------

Cash and Cash Equivalents at End of Period                                       $  726,374           $ 762,576
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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In July 2001, the Partnership sold its property in Bedford, Illinois, for approximately $904,800 and received net sales proceeds of approximately $900,100, resulting in a gain of approximately $12,100 for financial reporting purposes (see Notes 4 and 6).

         At September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $62,125 relating to the property in Grand Prairie, Texas, due to the fact that the operator of this property experienced financial difficulties (see Note 7). The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value for the property.

4.       Net Investment in Direct Financing Leases:

         At June 30, 2001 the Partnership had recorded a provision of $250,852 for impairment in the carrying value of the property in Wildwood,
         Florida, due to the tenant vacating the property and ceasing operations. The provision represented the difference between the

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Net Investment in Direct Financing Leases - Continued:

         carrying value of the property at June 30, 2001 and the general partners' estimated net realizable value for the property. In July, the Partnership and the tenant terminated its lease. As a result, the Partnership reclassified the building portion of the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded for financial reporting purposes.

         In July 2001, the Partnership sold its property in Bedford, Illinois, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see
         Note 3).

5.       Investment in Joint Ventures:

         In June 2001, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership, as tenants-in-common, sold the property in Dublin, California, in which the Partnership owned a 25 percent interest, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100 for financial reporting purposes. The Partnership received approximately $424,600 as a liquidating distribution for its pro-rata share of the net sales proceeds received by the joint venture.

         In July 2001, the Partnership reinvested these net sales proceeds in a property in Waldorf, Maryland as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $341,900 for a 15 percent interest in the property. The Partnership accounts for its investment in this property under the equity method since the partnership shares control with affiliates.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the joint ventures and the Properties held as tenants-in-common with affiliates at:

                                                                   September 30,         December 31, 2000
                                                                       2001
                                                                 ------------------     --------------------
             Land and buildings on operating, net                      $15,622,605             $ 15,138,593
             Net investment in direct financing
                  Leases                                                 1,864,025                1,885,089
             Cash                                                           38,255                  114,664
             Receivables                                                    21,113                    7,965
             Prepaid expenses                                               18,395                   33,515
             Accrued rental income                                         173,620                  143,221
             Liabilities                                                    22,276                   74,621
             Partners' capital                                          17,715,737               17,248,426
             Revenues                                                    1,475,362                1,933,389
             Net income                                                  1,164,265                1,520,163

         The Partnership recognized income of $570,290 and $492,670 for the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, $180,658 and $175,561 of which were earned during the quarters ended September 30, 2001 and 2000, respectively.

6.       Restricted Cash:

         At September 30, 2001, the net sales proceeds of $900,110 from the sale of the property in Bedford, Illinois, plus accrued interest of $4,045 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

7.       Subsequent Event:

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. PRG leases one Property from the Partnership. As of November 9, 2001, PRG had neither rejected nor affirmed the lease related to this Property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 39 Properties, which included interests in 13 Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters and nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,159,834 and $1,989,804 for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         In June 2001, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership, as tenants-in-common, sold the property in Dublin, California, in which the Partnership owned a 25 percent interest, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100 for financial reporting purposes. The Partnership received approximately $424,600 as a return of capital for its pro-rata share of the net sales proceeds. In July 2001, the Partnership reinvested the proceeds received as a return of capital in a Property in Waldorf, Louisiana, as tenants-in-common, with CNL Income Fund VI, Ltd., and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners and a Florida limited partnership. The Partnership contributed approximately $342,000 to acquire the Property. The Partnership owns a 15 percent interest in the profits and losses of the Property. The general partners believe a portion of the transaction relating to the sale of this Property and the reinvestment of the net sales proceeds in an additional Property will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners) resulting from the sale.

         In addition, in July 2001, the Partnership sold its Property in Bedford, Indiana to an unrelated third party for approximately $904,800 and received net sales proceeds of approximately $900,100 resulting in a gain of approximately $12,100 for financial reporting purposes. The Partnership intends to reinvest these net sales proceeds in an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of this Property will qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. Since future store closings may occur, the general partners will continue to evaluate the Property in the Partnership's portfolio that PRG is continuing to operate as of November 9, 2001. If the lease is rejected, the lost revenues resulting from the rejected lease will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $726,374 invested in such short-term investments, as compared to $829,338 at December 31, 2000. The funds remaining at September 30, 2001, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,362,503 for each of the nine months ended September 30, 2001 and 2000 ($787,501 for each of the quarters end September 30, 2001 and 2000). This represents distributions of $0.68 per unit for each of the nine months ended September 30, 2001 and 2000, ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $860,337 at September 30, 2001, from $982,856 at December 31, 2000, due to a decrease in amounts due to related parties and rents paid in advance and deposits at September 30, 2001 as compared to December 31, 2000. Total liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents at September 30, 2001, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership owned and leased 26 wholly owned Properties (which included three Properties sold in 2000) and during the nine months ended September 30, 2001, the Partnership owned and leased 23 wholly owned Properties (which included one Property sold during 2001) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 2001 and 2000, the Partnership earned $1,370,902 and $1,658,600, respectively, in rental income from operating leases (net of adjustments to accrued rental income), and earned income from direct financing leases from these Properties $484,001 and $494,537 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. Rental and earned income decreased during the quarter and nine months ended September 30, 2001, as a result of the fact that in April 2001, the tenant of the Property in Wildwood, Florida, vacated the Property and ceased making rental payments on this Property. In July 2001, the Partnership and the tenant terminated the lease relating to this Property. As a result, the Partnership recorded an allowance for doubtful accounts of approximately $25,400 and $63,500 during the quarter and nine months ended September 30, 2001, respectively. No such allowance was recorded during the quarter and nine months ended September 30, 2000. In addition, during the nine months ended September 30, 2001 the Partnership reversed approximately $149,900 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustment previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such reversal was recorded during the nine months ended September 30, 2000. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner. The general partners will continue to pursue collection of past due rental amounts relating to this Property.

         Rental and earned income decreased approximately $43,700 and $131,100 during the quarter and nine months ended September 30, 2001, respectively, as compared to the quarter and nine months ended September 30, 2000, as a result of the 2000 sale of the Properties in Bluffton and Alliance, Ohio. The decrease was partially offset by the fact that during the quarter and nine months ended
September 30, 2000 the Partnership established an allowance for doubtful accounts of approximately $85,900 and $114,500, respectively, relating to these two Properties in accordance with the Partnership's policy. No such allowance was recorded during the quarter and nine months ended September 30, 2001.

         In addition, rental and earned income decreased during the quarter and nine months ended September 30, 2001 due to the fact that the Partnership established an allowance for doubtful accounts relating to the Property in Grand Prairie, Texas, due to the fact that PRG, the tenant of the Property, experienced financial difficulties. In October 2001, PRG filed for bankruptcy as described above in "Capital Resources". The general partners will continue to pursue collection of these past due amounts.

         In addition, rental and earned income decreased by approximately $17,500 and $18,400 during the quarter and nine months ended September 30, 2001, respectively, as compared to the quarter and nine months ended September 30, 2000, as a result of the sale of the Property in Bedford, Illinois, as described above in "Capital Resources."

         For the nine months ended September 30, 2001 and 2000, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and four Properties with affiliates of the general partners as tenants-in-common (which included one Property which was sold in 2001). In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $570,290 and $492,670, respectively attributable to net income earned by these joint ventures,$180,658 and $175,561 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily due to the fact that in August 2000, the Partnership acquired an interest in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the general partners. In addition, the increase in net income earned by joint ventures during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 25 percent interest. The tenancy in common recognized a gain of approximately $158,100 for financial reporting purposes during the nine months ended September 30, 2001, as described above in "Capital Resources".

         During the nine months ended September 30, 2001, and 2000, the Partnership earned $138,137, and $45,392, respectively, in interest and other income, $28,798 and $18,491 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in interest and other income during the nine months ended September 30, 2001 as compared to the quarter and nine months ended September 30, 2000, was primarily due to the fact that during the nine months ended September 30, 2001, the Partnership collected and recognized as income approximately $63,500 from the tenant of two Properties that were sold during 2000 in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease.

         Operating expenses, including depreciation and amortization expense, were $621,045 and $531,691 for the nine months ended September 30, 2001 and 2000, respectively, $153,921 and $141,014 of which were incurred during the quarters ended September 30, 2001 and 2000 respectively. The increase in operating expenses during the nine months ended September 30, 2001 was partially due to the fact that during the nine months ended September 30, 2001, the Partnership recorded bad debt expense relating to past due rental amounts for the Property in Grand Prairie, Texas, due to financial difficulties that PRG the tenant, was experiencing. In October 2001, PRG filed for bankruptcy as described above in "Capital Resources". The general partners will continue to pursue collection of these past due rental amounts. In addition, operating expenses increased during the quarter and nine months ended September 30, 2001 due to the fact that the Partnership incurred certain expenses such as real estate taxes, insurance, repairs and maintenance and legal fees relating to the Property in Wildwood, Florida as a result of the tenant vacating the Property, and the Property in Grand Prairie, Texas, due to financial difficulties that PRG, the tenant, the tenant was experiencing. The general partners are currently seeking a replacement tenant or purchaser for this Property. The Partnership will continue to incur these expenses relating to the Property in Wildwood, Florida, until a new tenant or purchaser is located.

         The increase in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially due to the fact that the Partnership incurred additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business. In addition, the increase in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the nine months ended September 30, 2001, was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership incurred $70,536, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         As a result of the sale of the Property in Bedford, Illinois, as described above in "Capital Resources," the Partnership recognized a gain on the sale of assets of $12,107 for financial reporting purposes during the quarter and nine months ended September 30, 2001. In addition, as a result of the sale of the Property in Williamsville, New York, the Partnership recognized a loss on the sale of assets of $27,391 for financial reporting purposes during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2001 the Partnership recorded a provision for loss on assets in the amount of $250,852 for financial reporting purposes relating to the Property in Wildwood, Florida. The tenant vacated this Property and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the Property at September 30, 2001 and the general partners' estimated net realizable value for the Property.

         In addition, during the quarter and nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $62,125 for financial reporting purposes relating to the Property in Grand Prairie, Texas. PRG, the tenant, experienced financial difficulties and filed for bankruptcy , as described above. The provision represented the difference between the carrying value of the Property at September 30, 2001 and the general partners' estimated net realizable value for the Property.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2000 through September 30, 2001. Information regarding the Partnership's market risk at December 31, 2000 is included in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                        Exhibit 10.4 to Form 10-Q filed with the Securities Exchange Commission on August 9, 2001, and incorporated herein by reference).

               (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of November, 2001.


                                            CNL INCOME FUND IX, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)