Form 10-K
period 2001-12-31
CNL INCOME FUND IX LTD
filed 2002-03-29
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         During the year ended December 31, 1997, the Partnership sold its Property in Alpharetta, Georgia, and reinvested the net sales proceeds in an IHOP Property located in Englewood, Colorado, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 1999, the Partnership sold its Properties in Rochester, New York and Corpus Christi, Texas, and used a portion of the net sales proceeds to reinvest in a Property in Albany, Georgia. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Dublin, California and a Property in Montgomery, Alabama, each as tenants-in-common, with affiliates of the General Partners. During the year ended December 31, 2000, the Partnership sold its Properties in Williamsville, New York and in Bluffton and Alliance, Ohio, and used a portion of these net sales proceeds to invest in a Property in Libertyville, Colorado, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 2001, the Partnership sold its Properties in Bedford, Indiana, Copley Township, Ohio and the Property in Dublin, California, which was held with an affiliate of the General Partners as tenants-in-common, and reinvested the majority of these sales proceeds in a Property in Blaine, Minnesota and in a Property in Waldorf, Maryland with affiliates of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 2001, the Partnership owned 38 Properties. The 38 Properties include 13 Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners', ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common, generally provide for initial terms ranging from 14 to 20 years (the average being 16 years), and expire between 2005 and 2021. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $62,500 to $246,400. In addition, generally the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 24 of the Partnership's 38 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In July 2001, the Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Dublin, California, which was held with an affiliate of the General Partners as tenants-in-common, in a Bennigan's Property in Waldorf, Maryland, with affiliates of the General Partners as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements". The lease terms for this Property are substantially the same as the Partnership's other leases, as described above. In addition, in December 2001, the Partnership reinvested the majority of the net sales proceeds from the sale of the Properties in Bedford, Illinois and Copley Township, Ohio in a Baker's Square Property in Blaine, Minnesota. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In July 2001, the tenant of the Property in Wildwood, Florida vacated the Property and ceased restaurant operations. The Partnership will not recognize rental and earned income from the vacant Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or a purchaser for the vacant Property.

         In October 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease relating to the Property in Grand Prairie, Texas. The Partnership will not recognize rental and earned income from the vacant Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or a purchaser for the vacant Property.

Major Tenants

         During 2001, four of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) Flagstar Enterprises, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iv) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from joint ventures and Properties owned as tenants-in-common). As of December 31, 2001, Carrols Corporation was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2002. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental, earned income and mortgage interest during 2001 (including the Partnership's share of the rental income from joint ventures and Properties owned as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

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

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 45.2% interest in CNL Restaurant Investments II, a 50% interest in CNL Restaurant Investments III and a 27.33% interest in Ashland Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

         Net cash flow from operations of CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture is distributed 45.2%, 50% and 27.33%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership entered into an agreement to hold a Property in Englewood, Colorado, as tenants-in-common with CNL Income Fund III, Ltd.; a Property in Dublin, California, as tenants-in-common, with CNL Income Fund VI, Ltd.; a Property in Montgomery, Alabama, as tenants-in-common, with CNL Income Fund VII, Ltd.; a Property in Libertyville, Illinois, as tenants-in-common with CNL Income Fund VIII, Ltd. In June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Dublin, California. The Partnership owned a 25% interest in the profits and losses of this Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 67%, 29% and 34% interest in the Properties in Englewood, Colorado, Montgomery, Alabama, and Libertyville, Illinois, respectively. The tenancy in common agreements restrict each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Properties without first offering it for sale to the remaining co-tenants.

         In addition, in July 2001, the Partnership entered into an agreement to hold a Bennigan's Property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund VI, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 15% interest in this Property. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenants.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 38 Properties. Of the 38 Properties, 21 are owned by the Partnership in fee simple, 13 are owned through joint venture arrangements and four are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 21,400 to 169,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

               State                                Number of Properties

                Alabama                                           4
                Colorado                                          1
                Florida                                           1
                Georgia                                           2
                Illinois                                          2
                Indiana                                           1
                Louisiana                                         3
                Maryland                                          1
                Michigan                                          1
                Minnesota                                         2
                Mississippi                                       1
                New Hampshire                                     3
                New York                                          1
                North Carolina                                    3
                Ohio                                              4
                South Carolina                                    1
                Tennessee                                         2
                Texas                                             5
                                                               -----
                TOTAL PROPERTIES                                 38
                                                               =====

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $19,589,253 and $20,400,246, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

               Restaurant Chain                      Number of Properties(1)

                Baker's Square                                       2
                Bennigan's                                           1
                Burger King                                         18
                Captain D's                                          1
                Denny's                                              2
                Golden Corral                                        3
                Hardee's                                             6
                IHOP                                                 2
                Johnnies                                             1
                Shoney's                                             3
                                                                  -----
                TOTAL PROPERTIES                                    39
                                                                  =====

(1) One of the Properties owned by the Partnership has a Captain D's and a Shoney's as one building.

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

         As of December 31, 2001, 2000, 1999, 1998, and 1997, the Properties were 95%, 100%, 98%, 98%, and 100%, occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                    2001              2000              1999               1998               1997
                                -------------     -------------    ---------------     --------------     --------------
Rental Revenues (1)(2)           $ 2,805,847       $ 3,104,235        $ 3,168,448        $ 3,473,845         $3,350,655
Properties (2)                            37                40                 42                 41                 40
Average Rent per
    Property                       $  75,834         $  77,606          $  75,439          $  84,728          $  83,766

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

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                    of Leases              Revenues(1)               Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2002                             --                   $   --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                              8                  599,850                  20.57%
              2006                             11                  742,948                  25.47%
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              2011                             12                  969,913                  33.26%
              Thereafter                        6                  603,757                  20.70%
                                        ----------            -------------           -------------
              Total                            37              $ 2,916,468                 100.00%
                                        ==========            =============           =============

         (1)  Excludes one Property which was vacant as of December 31, 2001.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

         Carrols Corporation leases four Burger King restaurants. The initial term of each lease ranges from 14 to 20 years (expiring in 2011) and the average minimum base annual rent is approximately $85,600 (ranging from approximately $82,400 to $92,500).

         Flagstar Enterprises, Inc. leases five Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $75,900 (ranging from approximately $52,800 to $96,000).

         Burger King Corp. leases 13 Burger King restaurants with an initial term of 14 years (expiring between 2005 and 2006) and the average minimum base annual rent is approximately $103,700 (ranging from approximately $73,800 to $134,100).

         Golden Corral Corporation leases three Golden Corral restaurants with an initial term of 15 years (expiring in 2005 and 2014) and the average minimum base annual rent is approximately $168,500 (ranging from approximately $157,500 to $176,400).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2001 there were 3,408 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                               2001 (1)                                2000 (1)
                                  -----------------------------------     ------------------------------------
                                    High          Low        Average       High          Low         Average
                                  ---------     --------    ----------    --------     ---------    ----------
          First Quarter              $ 8.06       $ 6.36       $  7.22        (2)           (2)            (2)
          Second Quarter               7.23         6.62          6.86      $ 8.80        $ 7.00       $  7.19
          Third Quarter                7.29         6.00          6.70        9.50          6.90          7.98
          Fourth Quarter               6.14         6.14          6.14        7.40          5.80          7.11

(1)      A total of 12,230 and 19,820 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2001  and  2000,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions in the aggregate amounts of $3,150,004 to the Limited Partners. Distributions of $787,501 were declared at the close of each of the Partnership's calendar quarters during 2001 and 2000 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.



Item 6.  Selected Financial Data

                                         2001               2000              1999               1998               1997
                                     --------------    ---------------    --------------    ---------------    ---------------
  Year ended December 31:
  Revenues (1)                          $2,915,398         $3,174,257        $3,082,697         $3,368,285         $3,230,343
     Net Income (2)                      1,991,906          1,850,780         2,385,067          2,286,698          2,937,632
     Cash distributions
       declared (3)                      3,150,004          3,150,004         3,150,004          3,220,004          3,150,004
     Net income per Unit (2)                  0.57               0.53              0.68               0.65               0.83
     Cash distributions
       declared per Unit (3)                  0.90               0.90              0.90               0.92               0.90

  At December 31:
  Total assets                         $26,859,177        $28,132,613       $29,443,276        $30,099,078        $31,096,421
  Partners' capital                     25,991,659         27,149,757        28,448,981         29,213,918         30,147,224

(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 2001 and 1998, includes $462,925 and $582,375 from provision for write-down of assets, respectively. Net income for the years ended December 31, 2001, 1999 and 1997, includes $298,795, $75,997 and $199,643, respectively, from gains on sales of assets. Net income for the year ended December 31, 2000 includes $730,668 from a loss on sale of assets.

(3) Distributions for the year ended December 31, 1998 includes a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2001, 2000, and 1999, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,835,733, $2,844,067, and $2,868,096, for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in cash from operations during 2001 and 2000, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999:

         In February 1999, the Partnership sold its Property in Corpus Christi, Texas, and received net sales proceeds of $1,350,000, resulting in a gain of $56,369. In March 1999, the Partnership reinvested the net sales proceeds in a Property in Albany, Georgia, at an approximate cost of $1,641,200. The transaction, relating to the sale of the Property in Corpus Christi, Texas, and the reinvestment of the net sales proceeds in the Property in Albany, Georgia, qualified as a like-kind exchange transaction for federal income tax purposes.

         In addition, in March 1999, the Partnership sold its Property in Rochester, New York, and received net sales proceeds of $1,050,000, resulting in a gain of $19,628. In March 1999, the Partnership reinvested a portion of the net sales proceeds in a Property in Albany, Georgia, as described above. In addition, in November 1999, the Partnership reinvested the remaining net sales proceeds in a Property in Montgomery, Alabama, and a Property in Dublin, California, each as tenants-in-common with affiliates of the General Partners. In connection therewith, the Partnership and the affiliates entered into agreements whereby each party will share in the profits and losses of each Property in proportion to each party's percentage interest. As of December 31, 2001, the Partnership owned a 29% interest in the Property in Montgomery, Alabama, as tenants-in-common with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. In June 2001, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the General Partners and a Florida limited partnership, as tenants-in-common, sold the property in Dublin, California, in which the Partnership owned a 25% interest, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership received approximately $424,600 as a liquidating distribution for its pro-rata share of the net sales proceeds. In July 2001, the Partnership reinvested these proceeds in a Property in Waldorf, Louisiana, as tenants-in-common, with CNL Income Fund VI, Ltd., and CNL Income Fund XVII, Ltd., each of which is an affiliate of the General Partners and a Florida limited partnership. The Partnership contributed approximately $342,000 for a 15% interest in the profits and losses of the Property. The transaction, relating to the sale of the Property in Dublin, California and the reinvestment of the net sales proceeds in the Property in Waldorf, Maryland qualified as a like-kind exchange transaction for federal income tax purposes.

         In May 2000, the Partnership sold its Property in Williamsville, New York, to a third party for $715,000 and received net sales proceeds of $693,350, resulting in a loss of $27,391. In August 2000, the Partnership reinvested a portion of the net sales proceeds in a Property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Property was acquired from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of December 31, 2000, the Partnership owned a 34% interest in the Property.

         In addition, in November 2000, the Partnership sold its Properties in Bluffton and Alliance, Ohio, for a total of $500,000, resulting in a loss of $703,277. In connection therewith, the Partnership accepted two promissory notes in the aggregate amount of $500,000, collateralized by a mortgage on the respective Property. The promissory notes bear an interest rate of nine percent per annum and are being collected in 96 monthly installments of principal and interest, with balloon payments of $184,652 and $123,102, respectively, due in December 2008. The mortgage note receivable balance relating to these Properties at December 31, 2001 and 2000 was $482,406 and $503,838, respectively, including accrued interest of $3,711 and $3,838, respectively.

         In addition, in July 2001, the Partnership sold its Property in Bedford, Indiana to an unrelated third party for approximately $904,800 and received net sales proceeds of approximately $900,100 resulting in a gain of approximately $12,100. In December the Partnership reinvested these net sales proceeds in a Property in Blaine, Minnesota at an approximate cost of $1,357,600. The Property was acquired from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The transaction, relating to the sale of the Property in Bedford, Indiana and the reinvestment of the net sales proceeds in the Property in Blaine, Minnesota qualified as a like-kind exchange transaction for federal income tax purposes.

         In addition, in November 2001, the Partnership sold its Property in Copley Township, Ohio to an unrelated third party for approximately $1,250,000 and received net sales proceeds of approximately $1,086,100, resulting in a gain of approximately $286,700. In December 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Blaine, Minnesota, as described above. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         In October 2001, the Partnership entered into an agreement with an unrelated third party to sell the Hardee's Property in Greenville, South Carolina. As of March 15, 2002 the sale had not occurred. In addition, in November 2001, the Partnership entered into an agreement with an unrelated third party to sell the Shoney's Property in Huntsville, Alabama. As of March 15, 2002 the sale had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $1,247,551 invested in such short-term investments as compared to $829,338 at December 31, 2000. The increase in cash and cash equivalents at December 31, 2001, as compared to December 31, 2000, was primarily due to the fact that as of December 31, 2001, the Partnership had not reinvested all of the sales proceeds it received from the sale of the Property in Copley Township, Ohio, as described above. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.9% annually. The funds remaining at December 31, 2001 after the payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,004, for each of the years ended December 31, 2001, 2000, and 1999, respectively. This represents a distribution of $0.90 per Unit for each of the years ended December 31, 2001, 2000, and 1999, respectively. No distributions were made to the General Partners during the years ended December 31, 2001, 2000, and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, or 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $5,878 and $100,846, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $861,640 at December 31, 2001, as compared to $882,010 at December 31, 2000. The General Partners believe the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During the year ended December 31, 1999, the Partnership owned and leased 28 wholly owned Properties (including two Properties that were sold during 1999). During 2000, the Partnership owned and leased 26 wholly owned Properties (including three Properties that were sold during 2000). During 2001, the Partnership owned and leased 23 wholly owned Properties (including two Properties that were sold during 2001). In addition, during 2001, 2000, and 1999, the Partnership was a co-venturer in two separate joint ventures that each owned and leased six properties and one joint venture that owned and leased one Property. The Partnership also owned and leased three Properties with affiliates as tenants-in-common in 1999, four Properties with affiliates as tenants-in-common in 2000 and five Properties with affiliates as tenants-in-common in 2001 (including one Property that was sold during 2001). As of December 31, 2001, the Partnership owned, either directly or through joint venture and tenancy in common arrangements, 38 Properties, which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $62,500 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $1,990,529, $2,366,345, and $2,335,381, respectively, in rental income from operating leases and earned income from direct financing leases related to its wholly owned Properties. Rental and earned income decreased during the year ended December 31, 2001, as compared to the year ended December 31, 2000, partially as a result of the fact that in April 2001, the tenant of the Property in Wildwood, Florida, vacated the Property and ceased making rental payments on this Property. In July 2001, the Partnership and the tenant terminated the lease relating to this Property. As a result, the Partnership stopped recording rental revenue. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The General Partners are currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner.

         In addition, the decrease in rental and earned income during 2001 was partially due to the fact that in July and November 2001, the Partnership sold its Properties in Bedford, Indiana and Copley Township, Ohio, respectively, as described above in "Capital Resources." The decrease in rental and earned income during 2001 was partially offset by the fact that in December 2001, the Partnership reinvested a portion of these net sales proceeds in a Property in Blaine, Minnesota, as described above in "Capital Resources."

         In addition, rental and earned income decreased during 2001 due to the fact that PRG, the tenant of the Property in Grand Prairie, Texas, experienced financial difficulties. In October 2001, PRG filed for bankruptcy and rejected the lease relating to this Property. As a result, the Partnership stopped recording rental revenue relating to this Property. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The General Partners are currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner. The increase in rental and earned income during 2000, as compared to 1999, was partially offset by the fact that during 2000 and 1999, the Partnership established an allowance for doubtful accounts of approximately $54,200 and $19,500, respectively, relating to past due rental amounts for this Property.

         Rental and earned income increased during 2000, partially due to the fact that during 2000, the Partnership collected and recognized, as income, past due rental and other amounts relating to the two Properties in Bluffton and Alliance, Ohio for which the Partnership had previously established an allowance for doubtful accounts. The increase during 2000 was partially offset by, and the decrease during 2001 was partially due to the fact that in November 2000, the Partnership sold these two Properties, as described in "Capital Resources." In 1999 and 2000, the Partnership sold its Properties in Williamsville and Rochester, New York and Corpus Christi, Texas, each to a third party, which partially offset the increase in rental and earned income in 2000, as compared to 1999. The increase in rental and earned income during 2000 was partially due to the fact that in March 1999, the Partnership reinvested a portion of these net sales proceeds in a Property in Albany, Georgia. In November 1999 and August 2000, the Partnership invested the remaining net sales proceeds in two Properties and one Property, respectively, each with affiliates of the General Partners, as tenants-in-common, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in a joint venture and a Property with an affiliate of the General Partners, as tenants-in-common.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $19,780, $75,992, and $59,287, respectively, in contingent rental income. The decrease in contingent rental income during 2001, as compared to 2000, and the increase during 2000, as compared to 1999, was primarily attributable to fluctuations in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $753,457, $674,930, and $606,337, respectively, in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2001 and 2000, each as compared to the previous year, was partially due to the fact that in August 2000, the Partnership acquired an interest in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the General Partners, as described above in "Capital Resources." In addition, the increase in net income earned by joint ventures during 2001, as compared to 2000, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 25% interest. The tenancy in common recognized a gain of approximately $158,100 during 2001, as described above in "Capital Resources". The increase in net income earned by joint ventures during 2000, as compared to 1999, was primarily due to the fact that in November 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Rochester, New York, in one Property in each of Dublin, California, and Montgomery, Alabama, each as tenants-in-common with affiliates of the General Partners.

         During 2001, four of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation, (ii) Flagstar Enterprises, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iv) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from joint ventures and Properties owned as tenants-in-common). As of December 31, 2001, Carrols Corporation was the lessee under leases relating to four restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to five restaurants, Burger King Corp. was the lessee under leases relating to the 13 restaurants and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2002. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental, earned income and mortgage interest during 2001 (including the Partnership's share of the rental income from joint ventures and Properties owned as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership earned $151,632, $56,990, and $81,692, respectively, in interest and other income. The increase in interest and other income during 2001, as compared to 2000, was partially due to the fact that during 2001, the Partnership collected and recognized as income approximately $63,500 from the tenant of two Properties that were sold during 2000 in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease. In addition, the increase in interest and other income during 2001 was partially due to the fact that the Partnership earned interest from to the two mortgage note receivables relating to the 2000 sales of the Properties in Bluffton and Alliance, Ohio, as described above in "Capital Resources." The decrease in interest and other income during 2000 as compared to 1999, was primarily attributable to the increase in interest income related to the amount of funds invested in cash and cash equivalents due to the disposition of Properties
pending   reinvestment   in  an  additional   Property  and  tenancy  in  common
arrangements.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,222,287, $592,809, and $773,627, for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in operating expenses during 2001, as compared to 2000, was primarily due to the fact that during 2001, the Partnership recorded a provision for write-down of assets in the amount of $400,800 relating to the Property in Wildwood, Florida. The tenant vacated this Property and ceased payment of rents under the terms of its lease agreement. In addition, the Partnership recorded a provision for write-down of assets in the amount of $62,125 relating to the Property in Grand Prairie, Texas due to the fact that PRG, the tenant, filed for bankruptcy and rejected the lease, as described above. Both provisions represented the difference between the carrying value of the Property at December 31, 2001 and the General Partners' estimated net realizable value for the Properties. In addition, during 2001 and 2000 the Partnership incurred certain expenses such as real estate taxes, insurance, repairs and maintenance and legal fees relating to the Properties. The General Partners are currently seeking a replacement tenant or purchaser for these Properties. The Partnership will continue to incur such expenses relating to these Properties until new tenants or purchasers are located.

         The increase in operating expenses during 2001 was also partially due to the fact that the Partnership incurred additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business. In addition, the increase in operating expenses during 2001 was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during 2001 was partially offset by, and the decrease during 2000 was partially due to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described below in "Termination of Merger."

         The decrease in operating expenses during 2000, as compared to 1999, was also partially due to the fact that in 1999, the Partnership incurred certain expenses, such as legal fees, insurance and real estate tax expense in connection with the tenant of the Properties in Williamsville and Rochester, New York filing for bankruptcy, rejecting the lease, and ceasing rental payments. Between March 1999 and May 2000, the Partnership sold these two Properties; therefore, the Partnership did not incur such expenses related to these Properties in 2000.

         As a result of the sales of the Properties in Bedford, Indiana and Copley Township, Ohio during 2001, and the sales of the Properties in Bluffton and Alliance, Ohio and Williamsville, New York, during 2000, and the sales of the Properties in Rochester, New York and Corpus Christi, Texas, during 1999, as described above in "Capital Resources," the Partnership recognized a gain of $298,795, a loss of $730,668, and a gain of $75,997 during the years ended December 31, 2001, 2000, and 1999, respectively.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Partnership accepted two promissory notes in conjunction with the sale of two Properties. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 2001, approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                      Mortgage Note
                                                       Fixed Rate
                                                    ------------------

                      2002                                $  17,915
                      2003                                   19,620
                      2004                                   21,370
                      2005                                   23,521
                      2006                                   25,759
                      Thereafter                            370,510
                                                      ----------------

                                                          $ 478,695
                                                      ================


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                           Page

Report of Independent Certified Public Accountants                          18

Financial Statements:

     Balance Sheets                                                         19

     Statements of Income                                                   20

     Statements of Partners' Capital                                        21

     Statements of Cash Flows                                            22-23

     Notes to Financial Statements                                       24-40

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund IX, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund IX, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 8, 2002

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                    December 31,
                                                                             2001                   2000
                                                                     ---------------------   --------------------
                         ASSETS

Land and buildings on operating leases, net                                 $ 14,060,856           $ 13,663,075
Net investment in direct financing leases                                      2,807,303              4,047,190
Investment in joint ventures                                                   7,324,599              7,525,414
Mortgage notes receivable                                                        482,406                503,838
Cash and cash equivalents                                                      1,247,551                829,338
Receivables, less allowance for doubtful accounts of
     $15,296 and $82,596, respectively
                                                                                  32,171                311,662
Due from related parties                                                           4,872                  8,835
Accrued rental income                                                            888,899              1,210,844
Other assets                                                                      10,520                 32,417
                                                                     ---------------------   --------------------

                                                                            $ 26,859,177           $ 28,132,613
                                                                     =====================   ====================


            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                              $    7,190            $    33,029
Accrued and escrowed real estate taxes payable                                     7,853                  7,868
Distributions payable                                                            787,501                787,501
Due to related parties                                                             5,878                100,846
Rents paid in advance and deposits                                                59,096                 53,612
                                                                     ---------------------   ------------------------
         Total liabilities                                                       867,518                982,856

Commitments (Note 12)

Partners' capital                                                             25,991,659             27,149,757
                                                                     ---------------------   ------------------------

                                                                            $ 26,859,177           $ 28,132,613
                                                                     =====================   ========================
                See accomapnying notes to financial statements.


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year ended December 31,
                                                                       2001              2000               1999
                                                                  ---------------   ----------------   ---------------
Revenues:
   Rental income from operating leases                              $ 1,600,005        $ 1,859,266       $ 1,615,198
   Earned income from direct financing leases                           390,524            507,079           720,183
   Contingent rental income                                              19,780             75,992            59,287
   Interest and other income                                            151,632             56,990            81,692
                                                                  ---------------   ----------------   ---------------
                                                                      2,161,941          2,499,327         2,476,360
                                                                  ---------------   ----------------   ---------------
Expenses:
    General operating and administrative                                288,031            166,250           166,844
    Professional services                                                82,391             35,938            51,336
    Real estate taxes                                                    38,449             23,160            29,069
    State and other taxes                                                35,739             22,725            27,021
    Depreciation and amortization                                       314,752            312,196           318,248
    Provision for write-down of loss of assets                          462,925                 --                --
    Transaction costs                                                        --             32,540           181,109
                                                                  ---------------   ----------------   ---------------
                                                                      1,222,287            592,809           773,627
                                                                  ---------------   ----------------   ---------------

Income  Before  Gain  (Loss) on Sale of Assets  and Equity in
    Earnings of Joint Ventures                                          939,654          1,906,518         1,702,733

Gain (Loss) on Sale of Assets                                           298,795           (730,668 )          75,997

Equity in Earnings of Joint Ventures                                    753,457            674,930           606,337
                                                                  ---------------   ----------------   ---------------

Net Income                                                          $ 1,991,906        $ 1,850,780       $ 2,385,067
                                                                  ===============   ================   ===============

Allocation of Net Income:
    General partners                                                    $    --           $     --        $   23,654
    Limited partners                                                  1,991,906          1,850,780         2,361,413
                                                                  ---------------   ----------------   ---------------

                                                                    $ 1,991,906        $ 1,850,780       $ 2,385,067
                                                                  ===============   ================   ===============

Net Income Per Limited Partner Unit                                   $    0.57          $    0.53         $    0.68
                                                                  ===============   ================   ===============

Weighted Average Number of Limited Partner Units
    Outstanding                                                       3,500,000          3,500,000         3,500,000
                                                                  ===============   ================   ===============


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999


                                            General Partners                                        Limited Partners
                                    ----------------------------------   ----------------------------------------------------------
                                                        Accumulated                                               Accumulated
                                    Contributions         Earnings        Contributions      Distributions         Earnings
                                    ----------------   ---------------   ----------------   ----------------    ----------------
Balance, December 31, 1998              $     1,000       $   213,763       $ 35,000,000      $ (23,060,591 )      $ 21,249,746

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                             --                --                 --         (3,150,004 )                --
    Net income                                   --            23,654                 --                 --           2,361,413
                                    ----------------   ---------------   ----------------   ----------------    ----------------

Balance, December 31, 1999                    1,000           237,417         35,000,000        (26,210,595 )        23,611,159

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                             --                --                 --         (3,150,004 )                --
    Net income                                   --                --                 --                 --           1,850,780
                                    ----------------   ---------------   ----------------   ----------------    ----------------

Balance, December 31, 2000                    1,000           237,417         35,000,000        (29,360,599 )        25,461,939

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                             --                --                 --         (3,150,004 )                --
    Net income                                   --                --                 --                 --           1,991,906
                                    ----------------   ---------------   ----------------   ----------------    ----------------

Balance, December 31, 2001              $     1,000       $   237,417       $ 35,000,000      $ (32,510,603 )      $ 27,453,845
                                    ================   ===============   ================   ================    ================

                See accompanying notes to financial statements.

--------------
 Syndication
    Costs              Total
--------------     --------------

 $ (4,190,000 )     $ 29,213,918



           --         (3,150,004 )
           --          2,385,067
--------------     --------------

   (4,190,000 )       28,448,981



           --         (3,150,004 )
           --          1,850,780
--------------     --------------

   (4,190,000 )       27,149,757



           --         (3,150,004 )
           --          1,991,906
--------------     --------------

 $ (4,190,000 )     $ 25,991,659
==============     ==============





                See accompanying notes to financial statements.





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                       2001               2000              1999
                                                                  ---------------    ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents:

    Cash Flows from Operating Activities:
      Cash received from tenants                                     $ 2,428,747        $ 2,323,462       $ 2,388,494
      Distributions from joint ventures                                  880,582            804,363           738,371
      Cash paid for expenses                                            (553,726 )         (319,486 )        (325,027 )
      Interest received                                                   80,130             35,728            66,258
                                                                  ---------------    ---------------    --------------
         Net cash provided by operating activities                     2,835,733          2,844,067         2,868,096
                                                                  ---------------    ---------------    --------------

    Cash Flows from Investing Activities:
      Proceeds from sale of assets                                     1,986,253            693,350         2,400,000
      Additions to land and buildings                                 (1,357,599 )               --        (1,641,211 )
      Collections on mortgage notes receivable                            21,305                 --                --
      Investment in joint ventures                                      (342,075 )         (494,581 )        (827,754 )
      Liquidating distribution from joint venture                        424,600                 --                --
                                                                  ---------------    ---------------    --------------
         Net cash provided by (used in) investing
             activities                                                  732,484            198,769           (68,965 )
                                                                  ---------------    ---------------    --------------

    Cash Flows from Financing Activities:
      Distributions to limited partners                               (3,150,004 )       (3,150,004 )      (3,150,004 )
                                                                  ---------------    ---------------    --------------
         Net cash used in financing activities                        (3,150,004 )       (3,150,004 )      (3,150,004 )
                                                                  ---------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                     418,213           (107,168 )        (350,873 )

Cash and Cash Equivalents at Beginning of Year                           829,338            936,506         1,287,379
                                                                  ---------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                             $ 1,247,551         $  829,338        $  936,506
                                                                  ===============    ===============    ==============


                See accompanying notes to financial statements.




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31:
                                                                      2001             2000            1999
                                                                   ------------    -------------    ------------
  Reconciliation of Net Income to Net Cash Provided by
      Operating Activities:

   Net income                                                      $ 1,991,906      $ 1,850,780     $ 2,385,067
                                                                   ------------    -------------    ------------
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                  313,377          310,696         316,748
         Amortization                                                    1,375            1,500           1,500
         Equity in earnings of joint ventures, net of
            distributions                                              118,290          138,268         132,034
         Loss (gain) on sale of assets                                (298,795 )        730,668         (75,997 )
         Provision for write-down of assets                            462,925               --              --
         Increase in interest receivable                                   127           (3,838 )            --
         Decrease (increase) in due from related parties                 3,963           (8,835 )            --
         Increase in receivables                                       279,491         (205,220 )       (14,669 )
         Decrease in net investment in direct financing
            leases                                                      71,154           69,297          61,066
         Decrease (increase) in accrued rental income                   (4,216 )        (27,263 )       (28,526 )
         Decrease (increase) in other assets                            11,474             (547 )       (18,262 )
         Increase (decrease) in accounts payable and
            accrued and escrowed real estate taxes payable             (25,854 )        (74,358 )       105,130
         Increase in due to related parties                            (94,968 )         38,780          37,879
         Increase (decrease) in rents paid in advance and
            deposits                                                     5,484           24,139         (33,874 )
                                                                   ------------    -------------    ------------
                Total adjustments                                      843,827          993,287         483,029
                                                                   ------------    -------------    ------------

Net Cash Provided by Operating Activities                          $ 2,835,733      $ 2,844,067     $ 2,868,096
                                                                   ============    =============    ============

   Supplemental Schedule of Non-Cash Investing and
       Financing Activities:

   Mortgage notes accepted in exchange for sale of assets               $   --        $ 500,000          $   --
                                                                   ============    =============    ============

   Distributions declared and unpaid at December 31                  $ 787,501        $ 787,501       $ 787,501
                                                                   ============    =============    ============


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continued to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in three joint ventures and properties in Englewood, Colorado; Waldorf, Maryland; Montgomery, Alabama and Libertyville, Illinois for which the properties are held as tenants-in-common with affiliates, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         Lease Costs - Other assets include lease costs associated with negotiating a new lease which are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


2.       Leases:
         ------

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases. Substantially all leases are for 14 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                       2001                  2000
                                                                -------------------   --------------------
                 Land                                                 $  7,060,134           $  7,116,309
                 Buildings                                               9,356,631              8,729,293
                                                                -------------------   --------------------
                                                                        16,416,765             15,845,602
                 Less accumulated depreciation                          (2,355,909)            (2,182,527)
                                                                -------------------   --------------------

                                                                      $ 14,060,856           $ 13,663,075
                                                                ===================   ====================

         In May 2000, the Partnership sold its Property in Williamsville, New York, to a third party for $715,000 and received net sales proceeds of $693,350, resulting in a loss of $27,391. In August 2000, the Partnership reinvested approximately $494,600 of the net sales proceeds it received from this sale in a property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners, as tenants-in-common for a 34% interest in the property (see Note 5).

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In July 2001, the Partnership sold its property in Bedford, Indiana, for which the building was classified as a direct financing lease (see
         Note 4) to the tenant, in accordance with the purchase option under the lease agreement, for approximately $904,800 and received net sales proceeds of approximately $900,100, resulting in a gain of approximately $12,100. In December 2001, the Partnership reinvested these net sales proceeds in a property in Blaine, Minnesota. This property was acquired from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 9).

         In November 2001, the Partnership sold its property in Copley Township, Ohio to an unrelated third party for approximately $1,250,000 and received net sales proceeds of approximately $1,086,100, resulting in a gain of approximately $286,700. In December 2001, the Partnership reinvested a portion of these net sales proceeds in a property in Blaine, Minnesota. This property was acquired from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 9).

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of the Grand Prairie, Texas property, filed for Chapter 11 bankruptcy protection. PRG rejected the lease relating to this property. During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets in the amount of $62,125 relating to this property. The provision represented the difference between the carrying value of the property at December 31, 2001 and the general partners' estimated net realizable value for the property.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In addition, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $149,948 related to previously accrued rental income relating to the property located in Wildwood, Florida. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The tenant of this property vacated the property and ceased restaurant operations. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income balance, and the general partners' estimated net realizable value of the property.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                        2002                                   $ 1,722,010
                        2003                                     1,723,481
                        2004                                     1,724,966
                        2005                                     1,726,466
                        2006                                     1,280,993
                        Thereafter                               6,815,487
                                                          -----------------

                                                              $ 14,993,403
                                                          =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                           2001                2000
                                                                     -----------------   ------------------
                 Minimum lease payments receivable                        $ 4,182,420          $ 6,612,819
                 Estimated residual values                                  1,093,932            1,440,810
                 Less unearned income                                      (2,469,049)          (4,006,439)
                                                                     -----------------   ------------------

                 Net investment in direct financing leases                $ 2,807,303          $ 4,047,190
                                                                     =================   ==================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         In November 2000, the Partnership sold its properties in Bluffton and Alliance, Ohio, to a unrelated third party, resulting in a loss of $703,277. In connection therewith, the Partnership accepted two mortgage notes in the aggregate amount of $500,000 (see Note 6).

         During the year ended 2001, the Partnership recorded a provision of $250,852 for impairment in the carrying value of the property in Wildwood, Florida, due to the tenant vacating the property and ceasing operations. The provision represented the difference between the carrying value of the property and the general partners' estimated net realizable value for the property. In July 2001, the Partnership and the tenant terminated its lease. As a result, the Partnership reclassified the building portion of the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded.

         In July 2001, the Partnership sold its property in Bedford, Indiana, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see
         Note 3).

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2001:

                         2002                                     $ 409,538
                         2003                                       409,538
                         2004                                       409,538
                         2005                                       409,538
                         2006                                       417,981
                         Thereafter                               2,126,287
                                                           -----------------

                                                                 $4,182,420
                                                           =================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         ------------------------------------------------------

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 45.2%, 50% and 27.33% interest in the profits and losses of CNL Restaurant Investments II, CNL Restaurant Investments III and Ashland Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also owns a 67% interest in a property in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners.

         In November 1999, the Partnership acquired a 25% interest in an IHOP property in Dublin, California with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners, and a 29% interest in an IHOP property in Montgomery, Alabama, with CNL Income Fund VII, Ltd., also a Florida limited partnership and affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest.

         In June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the property in Dublin, California, for a sales price of approximately $1,743,300, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership received approximately $424,600 as a liquidating distribution for its pro-rata share of the net sales proceeds received by the tenancy-in-common. In July 2001, the Partnership reinvested these net sales proceeds in a property in Waldorf, Maryland as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $342,100 for a 15% interest in the property.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In August 2000, the Partnership reinvested a majority of the net sales proceeds from the sale of the property in Williamsville, New York in a property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The property was acquired from CNL BB Corp., an affiliate of the general partners (see Note 9). As of December 31, 2001, the Partnership owned a 34% interest in this property.

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

                                                                          2001                   2000
                                                                    ------------------     ------------------
                  Land and buildings on operating
                      leases, net                                        $ 15,523,282            $15,138,593
                  Net investment in direct
                      financing leases                                      1,856,650              1,885,089
                  Cash                                                         50,255                114,664
                  Receivables                                                  12,385                  7,965
                  Accrued rental income                                       198,046                143,221
                  Other assets                                                 24,302                 33,515
                  Liabilities                                                   2,033                 74,621
                  Partners' capital                                        17,662,887             17,248,426
                  Revenues                                                  2,021,770              1,933,389
                  Net income                                                1,607,287              1,520,163


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $753,457, $674,930, and $606,337, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Mortgage Notes Receivable:

         In connection with the sale of its properties in Bluffton and Alliance, Ohio during 2000, the Partnership accepted promissory notes in the principal sum of $300,000 and $200,000, respectively, collateralized by a mortgage on the respective property. The promissory notes bear interest at a rate of nine percent per annum and are being collected in 96 equal monthly installments (which include principal and interest) of $3,043 and $2,029 with balloon payments of $123,102 and $184,652, due in December 2008.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                                  2001                      2000
                                                            -----------------         ------------------
               Principal balance                                  $  478,695                 $  500,000
               Accrued interest receivable                             3,711                      3,838
                                                            -----------------         ------------------

                                                                  $  482,406                 $  503,838
                                                            =================         ==================

         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 2001, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         receipt  by  the  limited  partners  of  an  aggregate,   ten  percent,
         cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property, not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         During each of the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $3,150,004. No distributions have been made to the general partners to date.

8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                  2001               2000                1999
                                                             ---------------   ------------------   ---------------
           Net income for financial reporting purposes         $ 1,991,906          $ 1,850,780       $ 2,385,067

           Depreciation for tax reporting purposes
                less than (in excess of) depreciation for
                financial reporting purposes                         2,178              (36,818 )         (44,433 )

             Direct financing leases recorded as operating
                leases for tax reporting purposes                   71,154               69,297            62,969

           Gain on sale of assets for financial reporting
                purposes less than (in excess of) gain for
                tax reporting purposes                              40,172              (30,636 )         (63,807 )

           Equity in earnings of joint ventures for tax
                reporting purposes in excess of (less than)
                equity in earnings of joint ventures
                for financial reporting purposes                   (57,919 )            (18,522 )          62,547

           Capitalization (deduction) of transaction costs
                for tax reporting purposes                              --             (200,150 )         181,109

           Accrued rental income                                    (4,216 )            (27,263 )         (26,847 )

           Rents paid in advance                                     5,484               24,139           (33,374 )

           Provision for write-down of assets                      462,925                   --                --

           Allowance for doubtful accounts                         (67,300 )             26,700          (150,154 )
                                                             ---------------   ------------------   ---------------

           Net income for federal income tax purposes          $ 2,444,384          $ 1,657,527       $ 2,373,077
                                                             ===============   ==================   ===============


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights in and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred and are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold no management fees were incurred during the years ended December 31, 2001, 2000 and 1999.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2001, 2000, and 1999, the Advisor and its affiliate provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $198,105, $88,741, and $116,167, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         During 2000, the Partnership acquired a 34% interest in a property from CNL BB Corp., an affiliate of the general partners, for which the property had a total purchase price of approximately $1,454,600. The property acquired during 2000 is being held as tenants-in-common, with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership, an affiliate of the general partners (see Note 3). CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL VIII as tenants-in-common. The total purchase price paid by the Partnership and CNL VIII represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         In December 2001, the Partnership acquired a property located in Blaine, Minnesota from CNL Funding 2001-A, LP, for a purchase price of approximately $1,357,600 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         The amount due to related parties at December 31, 2001 and 2000, totaled $5,878 and $100,846, respectively.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Concentration of Credit Risk:
         ----------------------------

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

                                                              2001               2000                1999
                                                         ---------------    ---------------     ---------------
          Burger King Corp.                                   $ 643,939          $ 637,301           $ 648,960
          Golden Corral Corp.                                   537,236            548,289             486,531
          Flagstar Enterprises, Inc.                            361,770            363,872             365,630
          Carrols Corp.                                         318,060            320,890             328,051

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

                                                            2001                  2000                  1999
                                                       ----------------     -----------------     -----------------
          Burger King                                       $1,062,392            $1,062,122            $1,086,287
          Golden Corral Family
              Steakhouse Restaurant                            537,236               548,289               486,531
          Hardee's                                             429,975               433,587               436,081
          Shoney's                                             391,170               505,821               659,426

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000.

              2001 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------
         Revenue (1)(2)                   $783,891         $751,929          $693,457          $686,121       $ 2,915,398
         Net income                        369,620          298,276           489,518           834,492         1,991,906
         Net income per
             limited partner
             unit                             0.11             0.09              0.14              0.23              0.57

              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)(2)                   $739,762         $768,311          $688,589          $977,595       $ 3,174,257
         Net income                        505,916          584,089           547,575           213,200         1,850,780
         Net income per
             limited partner
             unit                             0.14             0.17              0.15              0.07              0.53

(1)      Revenues include equity in earnings of unconsolidated joint ventures.

(2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provision for write-down of assets.

12.      Commitments:
         -----------

         In October 2001, the Partnership entered into an agreement with an unrelated third party to sell the Hardee's property in Greenville, South Carolina. In addition, in November 2001, the Partnership entered into an agreement with an unrelated third party to sell the Shoney's property in Huntsville, Alabama.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2001
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $198,105
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2001
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

         In addition, during 2001 the Partnership acquired a Property from CNL Funding 2001-A, LP, which is an affiliate of the General Partners. The aggregate purchase price paid for this Property was approximately $1,357,600. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                  2001

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2002.

                                     CNL INCOME FUND IX, LTD.

                                     By:      CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              --------------------------------
                                              ROBERT A. BOURNE, President


                                     By:      ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ---------------------------------
                                              ROBERT A. BOURNE


                                     By:      JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 19, 2002
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 19, 2002
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999



                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
  1999        Allowance for
                  doubtful
                  accounts (a)       $  206,052          $    --         $  55,896 (b) $    206,052  (c)      $   --      $ 55,896
                                  ==============  ===============  ================    =============     ============  ============
  2000        Allowance for
                  doubtful
                  accounts (a)        $  55,896          $    --        $   44,281 (b)       $   --         $ 17,581      $ 82,596
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $  82,596       $   46,688        $   99,179 (b)    $ 213,167 (c)       $   --      $ 15,296
                                  ==============  ===============  ================    =============     ============  ============


(a) Deducted from receivables and accrued rental income on the balance sheet.

(b)     Reduction of rental and other income.

(c)     Amounts written off as uncollectible.

                                      CNL INCOME FUND IX, LTD.
                                   (A Florida Limited Partnership)
                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          December 31, 2001


                                                                               Costs Capitalized
                                                                               Subsequent to
                                                       Initial Cost            Acquisition
                                           ------------------------- --------------------
                              Encum-                    Buildings andImprove-   Carrying
                             brances          Land       Improvements  ments     Costs
                            -------------- ------------ ------------ ---------- ---------
Properties the Parnership has
Invested in Under
Operating Leases:

    Baker's Square Restaurant:
      Blaine, Minnesota (h)     -             $567,339     $790,259          -         -

    Burger King Restaurants:
      Shelby, North Carolina (j)-              289,663      554,268          -         -
      Maple Heights, Ohio       -              430,563      454,823          -         -
      Suwanee, Georgia          -              437,659            -          -         -
      Watertown, New York       -              360,181      529,594          -         -
      Carrboro, North Carolina (-)             406,768      523,067          -         -

    Denny's Restaurants:
      Grand Prairie, Texas (l)  -              240,876       96,580    161,889         -
      North Baltimore, Ohio     -              133,187            -          -         -

    Golden Corral Family
       Steakhouse Restaurants:
       Brownsville, Texas       -              518,605      988,611          -         -
       Tyler, Texas             -              652,103      982,353          -         -
       Albany, Georgia          -              564,576    1,076,633          -         -

    Hardee's Restaurants:
      Farragut, Tennessee       -              308,269      455,341          -         -
      Greenville, South Carolina-              310,545      511,438          -         -

    Shoney's Restaurants:
      Windcrest, Texas          -              445,983      670,370          -         -
      Grenada, Mississippi      -              335,001      454,723          -         -
      Huntsville, Alabama (g)   -              638,400      717,302          -         -

    Johnnies Restaurant:
      Wildwood, Florida (m)     -              420,416      451,506          -         -
                                           ------------ ------------ ---------- ---------

                                            $7,060,134   $9,256,868   $161,889         -
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
                                           ============ ============ ========== =========


Properties of Joint Venture in
 Which the Partnership has a 50%
 Interest and has Invested in
 Under Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina-             $338,800     $650,109          -         -
      Metairie, Louisiana       -              429,883      342,455          -         -
      Lafayette, Louisiana      -              350,932      773,129          -         -
      Nashua, New Hampshire     -              514,815      838,536          -         -
      Pontiac, Illinois         -              203,095      719,226          -         -
      Dover, New Hampshire      -              406,259      998,023          -         -
                                           ------------ ------------ ---------- ---------

                                            $2,243,784   $4,321,478          -         -
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
                                           ============ ============ ========== =========

Property in Which the Partnership
 has a 29% Interest as Tenants-in-
 Common and has Invested in Under
 an Operating Lease:

      IHOP Restaurant:
           Montgomery, Alabama  -             $584,126            -          -         -
                                           ============ ============ ========== =========

Property in Which the Partnership
 has a 34% Interest as Tenants-
 in-Common and has Invested in
 Under an Operating Lease:

      Baker's Square
           Libertyville, Illinoi- (k)         $624,626     $830,023          -         -
                                           ============ ============ ========== =========

Property in Which the Partnership
 has a 15.00% Interest as Tenants-
 in-Common and has Invested in
 Under an Operating Lease:

      Bennigan's, Maryland      -             $968,984   $1,311,515          -         -
                                           ============ ============ ========== =========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurants:
      Suwanee, Georgia          -                    -     $330,541          -         -

    Denny's Restaurants:
      N. Baltimore, Ohio        -                    -      308,155          -         -

    Hardee's Restaurants:
      Millbrook, Alabama        -              125,703      541,865          -         -
      Greenville, Tennessee     -              127,449      402,926          -         -
      Wooster, Ohio             -              137,427      537,227          -         -
      Auburn, Alabama           -               85,890      364,269          -         -
                                           ------------ ------------ ---------- ---------
                                              $476,469   $2,484,983          -         -
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

Property in Which the Partnership
 has a 29% Interest as Tenants-in
 -Common and has Invested In
 Under Direct Financing Leases:

    IHOP Restaurant
      Montgomery, Alabama       -                    -     $933,873          -         -
                                           ============ ============ ========== =========




   Net Cost Basis at Which                                               Life on Which
   Carried at Close of Period (c)                                       Depreciation in
----------------------------------------                Date              Lates Income
               Buildings and              Accumulated  of Con-   Date     Statement is
    Land       Improvements    Total      Depreciation structionAcquired    Computed
-------------  ------------  -----------  -----------  -------  -------   ------------






    $567,339      $790,259   $1,357,598       $2,195    1970    12/01         (b)


     289,663       554,268      843,931       82,950    1985    05/91         (j)
     430,563       454,823      885,386      160,372    1980    06/91         (b)
     437,659            (f)     437,659           (d)   1991    11/91         (d)
     360,181       529,594      889,775      178,950    1986    11/91         (b)
     406,768       523,067      929,835       78,281    1983    12/96         (j)


     240,876       196,343      437,219       87,025    1991    08/91         (b)
     133,187            (f)     133,187           (d)   1986    11/91         (d)



     518,605       988,611    1,507,216      347,323    1990    06/91         (b)
     652,103       982,353    1,634,456      345,125    1990    06/91         (b)
     564,576     1,076,633    1,641,209      100,814    1998    03/99         (b)


     308,269       455,341      763,610      155,273    1991    10/91         (b)
     310,545       511,438      821,983      173,842    1991    10/91         (b)


     445,983       670,370    1,116,353      232,150    1991    08/91         (b)
     335,001       454,723      789,724      155,436    1991    09/91         (b)
     638,400       717,302    1,355,702      244,930    1989    10/91         (b)


     420,416       451,506      871,922       11,243    1991    08/91         (b)
-------------  ------------  -----------  -----------

  $7,060,134    $9,356,631   $16,416,765  $2,355,909
=============  ============  ===========  ===========











    $345,696      $651,985     $997,681     $223,044    1986    09/91         (b)
     350,479       623,615      974,094      213,338    1986    09/91         (b)
     277,192       982,200    1,259,392      336,011    1987    09/91         (b)
     174,019       986,879    1,160,898      337,611    1988    09/91         (b)
     264,239       662,265      926,504      226,561    1988    09/91         (b)
     155,553       657,159      812,712      224,814    1990    09/91         (b)
-------------  ------------  -----------  -----------

  $1,567,178    $4,564,103   $6,131,281   $1,561,379
=============  ============  ===========  ===========









    $338,800      $650,109     $988,909     $211,479    1990    03/92         (b)
     429,883       342,455      772,338      111,400    1990    03/92         (b)
     350,932       773,129    1,124,061      251,496    1989    03/92         (b)
     514,815       838,536    1,353,351      272,773    1987    03/92         (b)
     203,095       719,226      922,321      233,962    1988    03/92         (b)
     406,259       998,023    1,404,282      324,653    1987    03/92         (b)
-------------  ------------  -----------  -----------

  $2,243,784    $4,321,478   $6,565,262   $1,405,763
=============  ============  ===========  ===========







    $293,478      $997,104   $1,290,582     $307,510    1987    10/92         (b)
=============  ============  ===========  ===========









    $552,590            (f)    $552,590           (d)   1996    07/97         (d)
=============                ===========







    $584,126            (f)    $584,126           (d)   1998    11/99         (d)
=============                ===========







    $624,626      $830,023   $1,454,649      $39,196    2000    08/00         (b)
=============  ============  ===========  ===========






    $968,984    $1,311,515   $2,280,499      $21,859    2001    07/01         (b)
=============  ============  ===========  ===========





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








           -            (f)          (f)          (d)   1996    07/97         (d)
=============







           -            (f)          (f)          (d)   1998    11/99         (d)
=============




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1998                                $  17,026,733      $    1,711,187
                 Acquisition                                                   1,641,209                  --
                 Dispositions                                                 (1,823,513 )          (125,590 )
                 Depreciation expense                                                 --             316,748
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                   16,844,429           1,902,345
                 Dispositions                                                   (998,827 )           (30,514 )
                 Depreciation expense                                                 --             310,696
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   15,845,602           2,182,527
                 Acquisition                                                   1,357,598                  --
                 Dispositions                                                 (1,175,816 )          (139,995 )
                 Provision for loss                                              (62,125 )                --
                 Reclassified to operating lease                                 451,506                  --
                 Depreciation expense                                                 --             313,377
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $ 16,416,765        $  2,355,909
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 45.2%
               Interest and has Invested in Under an Operating Lease:

                 Balance, December, 31, 1998                                $  6,131,281        $  1,104,971
                 Depreciation expense                                                 --             152,136
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    6,131,281           1,257,107
                 Depreciation expense                                                 --             152,136
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    6,131,281           1,409,243
                 Depreciation expense                                                 --             152,136
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  6,131,281        $  1,561,379
                                                                         ================   =================





                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                           Accumulated
                                                                        Cost               Depreciation
                                                                   ----------------      ----------------
          Properties of Joint Venture in Which the Partnership has a 50%
            Interest and has Invested in Under Operating Leases:

               Balance, December 31, 1998                              $ 6,565,262             $  973,613
               Depreciation expense                                             --                144,050
                                                                   ----------------      ----------------

               Balance, December 31, 1999                                6,565,262              1,117,663
               Depreciation expense                                             --                144,050
                                                                   ----------------      ----------------

               Balance, December 31, 2000                                6,565,262              1,261,713
               Depreciation expense                                             --                144,050
                                                                   ----------------      ----------------

               Balance, December 31, 2001                              $ 6,565,262            $ 1,405,763
                                                                   ================      ================

          Property of Joint Venture in Which the Partnership has a 27.33%
            Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1998                              $ 1,290,582             $  207,799
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 1999                                1,290,582                241,036
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 2000                                1,290,582                274,273
               Depreciation expense                                             --                 33,237
                                                                   ----------------      ----------------

               Balance, December 31, 2001                              $ 1,290,582             $  307,510
                                                                   ================      ================




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                            Accumulated
                                                                         Cost              Depreciation
                                                                   -----------------     -----------------
           Property in Which the Partnership has a 67% Interest as
             Tenants-in-Common and has Invested in Under an Operating Lease:

                Balance, December 31, 1998                               $  552,590                $    --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 1999                                  552,590                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2000                                  552,590                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2001                               $  552,590                $    --
                                                                   =================     =================





           Property in Which the Partnership has a 29% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                Balance, December 31, 1998                                  $    --                $    --
                Acquisition                                                 584,126                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 1999                                  584,126                     --
                Depreciation expense (d)                                          --                    --
                                                                   -----------------     -----------------

                Balance, December 31, 2000                                  584,126                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2001                              $   584,126              $      --
                                                                   =================     =================

           Property in Which the Partnership has a 34% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                Balance, December 31, 1999                                 $     --              $     --
                Acquisition                                               1,454,649                     --
                Depreciation expense                                             --                 11,528
                                                                   -----------------     --------------------

                Balance, December 31, 2000                                1,454,649                 11,528
                Depreciation expense                                             --                 27,668
                                                                   -----------------     -----------------

                Balance, December 31, 2001                             $  1,454,649            $    39,196
                                                                   =================     =================




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                            Accumulated
                                                                         Cost              Depreciation
                                                                   -----------------     -----------------
           Property in Which the Partnership has a 15.00% Interest as
             Tenants-in-Common and has Invested in Under an Operating
             Lease:

                Balance, December 31, 2000                                 $     --              $      --
                Acquisition                                               2,280,499                     --
                Depreciation expense                                             --                 21,859
                                                                   -----------------     -----------------

                Balance, December 31, 2001                             $  2,280,499            $    21,859
                                                                   =================     =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $19,589,253 and $20,400,246, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) The Huntsville, Alabama Property contains a Shoney's restaurant and a Captain D's restaurant, both of which are operated by the same lessee pursuant to one lease agreement.

(h) During the year ended December 31, 2001, the Partnership purchased land and building from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,357,600.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

(k) During the year ended December 31, 2000, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,454,600.

(l) The undepreciated cost of the Property in Grand Prairie, Texas, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $62,125 at December 31, 2001. The tenant of this Property filed for bankruptcy, rejected the lease and ceased payment of rents under the terms of its lease agreement. The impairment at December 31, 2001 represented the difference between the Property's carrying value and the General Partners' estimated net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(m) Effective July 16, 2001, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of July 16, 2001, and will be depreciated over its remaining estimated life of approximately 20 years.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2001

                                                                                                                       Principal
                                                                                                                        Amount
                                                                                                                       of Loans
                                                                                                                      Subject to
                                                                                                        Carrying      Delinquent
                                     Final            Periodic                          Face           Amount of     Principal or
                 Interest          Maturity            Payment         Prior         Amount of         Mortgages      Description
                   Rate              Date               Terms          Liens         Mortgages            (1)          Interest
                -----------    ------------------    ------------   ------------   ---------------   --------------- --------------
Denny's-
Alliance, OH
First Mortgage       9.00%       December 2008               (2)         $   --        $  200,000       $   192,962        $    --
                                                                    ============   ===============   =============== ==============

Denny's-
Bluffton, OH
First Mortgage       9.00%       December 2008               (3)         $   --        $  300,000       $   289,444        $    --
                                                                    ============   ===============   =============== ==============


(1)      Carrying  amount   consists  of  outstanding   principal  plus  accrued
         interest. The tax carrying value of the notes are $482,406.

(2) Monthly payments of principal and interest at an annual rate of 9.00% with a balloon payment at maturity of $123,102.

(3) Monthly payments of principal and interest at an annual rate of 9.00%, with a balloon payment at maturity of $184,652.

(4)      The changes in the carrying amounts are summarized as follows:

                                                                   2001              2000               1999
                                                              ---------------   ----------------   ----------------
        Balance at beginning of period                            $  503,838            $    --           $     --
        New mortgage loan                                                 --            500,000                 --
        Interest earned                                               44,496              3,838                 --

        Collection of principal and interest                         (65,928 )               --                 --
                                                              ---------------   ----------------   ----------------

        Balance at end of period                                  $  482,406         $  503,838           $     --
                                                              ===============   ================   ================