Form 10-Q
period 2002-03-31
CNL INCOME FUND IX LTD
filed 2002-05-15
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund IX, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3004138
---------------------------------------              ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
---------------------------------------              -------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                     -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                    Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7-10

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             10
Part II

   Other Information                                                      11-12

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                  2002                   2001
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                   $ 13,978,453           $ 14,060,856
   Net investment in direct financing leases                                        2,787,320              2,807,303
   Investment in joint ventures                                                     7,273,731              7,324,599
   Mortgage notes receivable                                                          477,898                482,406
   Cash and cash equivalents                                                        1,124,637              1,247,551
   Receivables, less allowance for doubtful accounts
       of $15,296 in 2002 and 2001                                                      1,125                 32,171
   Due from related parties                                                                --                  4,872
   Accrued rental income                                                              870,501                888,899
   Other assets                                                                         7,364                 10,520
                                                                           -------------------    -------------------

                                                                                 $ 26,521,029           $ 26,859,177
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   16,074             $    7,190
   Real estate taxes payable                                                           11,273                  7,853
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              18,958                  5,878
   Rents paid in advance and deposits                                                  21,475                 59,096
                                                                           -------------------    -------------------
       Total liabilities                                                              855,281                867,518

   Commitment (Note 3)

   Partners' capital                                                               25,665,748             25,991,659
                                                                           -------------------    -------------------

                                                                                 $ 26,521,029           $ 26,859,177
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                         Quarter Ended
                                                                           March 31,
                                                                    2002               2001
                                                                --------------    ---------------
  Revenues:
      Rental income from operating leases                           $ 411,926          $ 401,471
      Earned income from direct financing leases                       82,400            123,314
      Interest and other income                                        11,526             88,953
                                                                --------------    ---------------
                                                                      505,852            613,738
                                                                --------------    ---------------

  Expenses:
      General operating and administrative                             65,512            113,489
      Professional services                                            19,678             23,008
      Real estate tax expense                                           5,531             17,640
      State and other taxes                                            32,374             33,712
      Depreciation and amortization                                    82,403             76,474
      Provision for write-down of assets                                   --            149,948
                                                                --------------    ---------------
                                                                      205,498            414,271
                                                                --------------    ---------------

  Income Before Equity in Earnings of Joint Ventures                  300,354            199,467

  Equity in Earnings of Joint Ventures                                161,236            170,153
                                                                --------------    ---------------

  Net Income                                                        $ 461,590          $ 369,620
                                                                ==============    ===============

  Net Income Per Limited Partner Unit                                $   0.13           $   0.11
                                                                ==============    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                             3,500,000          3,500,000
                                                                ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended           Year Ended
                                                                             March 31,            December 31,
                                                                                2002                  2001
                                                                         -------------------    ------------------
General partners:
    Beginning balance                                                            $  238,417            $  238,417
    Net income                                                                           --                    --
                                                                         -------------------    ------------------
                                                                                    238,417               238,417
                                                                         -------------------    ------------------

Limited partners:
    Beginning balance                                                            25,753,242            26,911,340
    Net income                                                                      461,590             1,991,906
    Distributions ($0.23 and $0.90 per limited partner
    unit, respectively)                                                            (787,501 )          (3,150,004 )
                                                                         -------------------    ------------------
                                                                                 25,427,331            25,753,242
                                                                         -------------------    ------------------

Total partners' capital                                                        $ 25,665,748           $25,991,659
                                                                         ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                 2002                2001
                                                                            ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $ 660,114          $1,056,134
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Collections on mortgage notes receivable                                       4,473               7,673
                                                                            ----------------    ----------------
               Net cash provided by investing activities                               4,473               7,673
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (787,501 )          (787,501 )
                                                                            ----------------    ----------------
          Net cash used in financing activities                                    (787,501 )          (787,501 )
                                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (122,914 )           276,306

Cash and Cash Equivalents at Beginning of Quarter                                 1,247,551             829,338
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Quarter                                      $1,124,637          $1,105,644
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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Commitment:

         In October 2001, the Partnership entered into an agreement with an unrelated third party to sell the Shoney's property in Huntsville, Alabama.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $660,114 and $1,056,134, for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

        In October 2001, the Partnership entered into an agreement with an unrelated third party to sell the Shoney's Property in Huntsville, Alabama. As of April 30, 2002, the sale had not occurred.

        Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,124,637 invested in such short-term investments, as compared to $1,247,551 at December 31, 2001. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, and for the quarter ended March 31, 2002, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $787,501 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities of the Partnership, including distributions payable, decreased to $855,281 at March 31, 2002, from $867,518 at December 31, 2001, primarily as a result of a decrease in rents paid in advance and deposits at March 31, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        During the quarter ended March 31, 2001, the Partnership owned and leased 23 wholly owned Properties (including two Properties which were sold in 2001) and during the quarter ended March 31, 2002, the Partnership owned and leased 21 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $494,326 and $524,785, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to the fact that in April 2001, the tenant of the Property in Wildwood, Florida, vacated the Property and ceased making rental payments on this Property. In July 2001, the Partnership and the tenant terminated the lease relating to this Property. As a result, the Partnership stopped recording rental revenue. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner.

        Revenues remained at reduced amounts during the quarters ended March 31, 2002 and 2001, due to the fact that in 2001, Phoenix Restaurant Group, Inc. ("PRG"), the tenant of the Property in Grand Prairie, Texas, experienced financial difficulties and ceased making rental payments to the Partnership. As a result, during 2001, the Partnership stopped recording rental revenues relating to this Property. In October 2001, PRG filed for bankruptcy and rejected the lease relating to this Property. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner.

        In addition, the decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to a decrease in rental and earned income as a result of the 2001 sales of Properties in Bedford, Illinois and Copley Township, Ohio. The decrease was partially offset by an increase in rental and earned income due to the fact that in December 2001, the Partnership reinvested the majority of these net sales proceeds in a Property in Blaine, Minnesota.

        During the quarters ended March 31, 2002 and 2001, the Partnership also owned and leased 13 Properties indirectly through joint venture arrangements and four Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $161,236 and $170,153, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to a decrease in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income. In addition, the decrease in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 25% interest and the Partnership received its pro-rata share of the net sales proceeds from the sale as a liquidating distribution. The decrease in net income earned by joint ventures was partially offset by the fact that in July 2001, the Partnership reinvested a portion of the liquidating distribution in an additional Property, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund XVII, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners.

        During the quarters ended March 31, 2002 and 2001, the Partnership earned $11,526 and $88,953, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, was primarily due to the fact that during the quarter ended March 31, 2001, the Partnership collected and recognized as income approximately $63,500 from the tenant of two Properties that were sold during 2000, in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease. No such amounts were collected during the quarter ended March 31, 2002.

        Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $205,498 and $414,271 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that during the quarter ended March 31, 2001, the Partnership recorded a provision for write-down of assets of $149,948 relating to the vacant Property in Wildwood, Florida. In 2001, the tenant vacated this Property and ceased payment of rents under the terms of its lease agreement, as described above. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income balance and the general partners' estimated fair value for the Property at March 31, 2001. No such provision was recorded during the quarter ended March 31, 2002.

        The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was also partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the quarters ended March 31, 2002 and 2001, the Partnership incurred certain expenses such as real estate taxes, insurance and repairs and maintenance relating to the vacant Properties in Wildwood, Florida and Grand Prairie, Texas, as discussed above. The Partnership will continue to incur these expenses until the Properties are re-leased or the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

        Effective  January  1,  2002,  the  Partnership   adopted  Statement  of
Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2001 through March 31, 2002. Information regarding the Partnership's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

                    10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities Exchange Commission on August 9, 2001, and incorporated herein by reference.)

                    (b)      Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 1st day of May, 2002.


                                            CNL INCOME FUND IX, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)