Form 10-Q
period 2002-06-30
CNL INCOME FUND IX LTD
filed 2002-08-14
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund IX, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-3004138
-----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-----------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                 ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-13

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            13
Part II

   Other Information                                                     14

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  2002                   2001
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $  13,964,781          $  14,060,856
   Net investment in direct financing leases                                        2,766,732              2,807,303
   Investment in joint ventures                                                     7,400,780              7,324,599
   Mortgage notes receivable                                                          473,407                482,406
   Cash and cash equivalents                                                        1,162,778              1,247,551
   Receivables, less allowance for doubtful accounts
       of $15,296 in 2002 and 2001                                                        346                 32,171
   Due from related parties                                                             6,575                  4,872
   Accrued rental income                                                              743,937                888,899
   Other assets                                                                        21,100                 10,520
                                                                           -------------------    -------------------

                                                                                $  26,540,436          $  26,859,177
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $     3,550            $     7,190
   Real estate taxes payable                                                           20,015                  7,853
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              16,401                  5,878
   Rents paid in advance and deposits                                                  21,475                 59,096
                                                                           -------------------    -------------------
       Total liabilities                                                              848,942                867,518

   Commitment (Note 6)

   Partners' capital                                                               25,691,494             25,991,659
                                                                           -------------------    -------------------

                                                                                $  26,540,436          $  26,859,177
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                   Six Months Ended
                                                                         June 30,                         June 30,
                                                                  2002             2001            2002             2001
                                                              -------------    --------------  --------------  ---------------
Revenues:
    Rental income from operating leases                          $ 391,398         $ 427,471      $  803,324       $  828,942
    Earned income from direct financing leases                      81,798            84,593         164,198          207,907
    Interest and other income                                       14,203            20,386          25,729          109,339
                                                              -------------    --------------  --------------  ---------------
                                                                   487,399           532,450         993,251        1,146,188
                                                              -------------    --------------  --------------  ---------------

Expenses:
    General operating and administrative                            65,149            82,867         140,623          208,800
    Property expenses                                               25,814            41,422          41,060           69,626
    State and other taxes                                           11,064             2,038          43,438           35,750
    Depreciation and amortization                                   80,410            76,474         162,813          152,948
    Provision for write-down of assets                             321,609           250,852         321,609          400,800
                                                              -------------    --------------  --------------  ---------------
                                                                   504,046           453,653         709,543          867,924
                                                              -------------    --------------  --------------  ---------------

Income (Loss) Before Gain on Sale of Assets and
    Equity in Earnings of Joint Ventures                           (16,647 )          78,797         283,708          278,264

Gain on Sale of Assets                                             224,412                --         224,412               --

Equity in Earnings of Joint Ventures                               605,482           219,479         766,717          389,632
                                                              -------------    --------------  --------------  ---------------

Net Income                                                       $ 813,247         $ 298,276     $ 1,274,837       $  667,896
                                                              =============    ==============  ==============  ===============

Net Income Per Limited Partner Unit                               $   0.23          $   0.09       $    0.36        $    0.19
                                                              =============    ==============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                            3,500,000         3,500,000       3,500,000        3,500,000
                                                              =============    ==============  ==============  ===============


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Six Months Ended          Year Ended
                                                                             June 30,             December 31,
                                                                               2002                   2001
                                                                        --------------------    ------------------
General partners:
    Beginning balance                                                         $     238,417          $    238,417
    Net income                                                                           --                    --
                                                                        --------------------    ------------------
                                                                                    238,417               238,417
                                                                        --------------------    ------------------

Limited partners:
    Beginning balance                                                            25,753,242            26,911,340
    Net income                                                                    1,274,837             1,991,906
    Distributions ($0.45 and $0.90 per limited partner
    unit, respectively)                                                          (1,575,002 )          (3,150,004 )
                                                                        --------------------    ------------------
                                                                                 25,453,077            25,753,242
                                                                        --------------------    ------------------

Total partners' capital                                                      $   25,691,494         $  25,991,659
                                                                        ====================    ==================

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2002                2001
                                                                            ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $  1,230,877        $  1,631,931
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings                                           (1,030,804 )                --
       Proceeds from sale of assets                                                 976,797                  --
       Increase in restricted cash                                                       --            (424,600 )
       Investment in joint ventures                                                (625,044 )                --
       Return of capital from joint ventures                                        929,590                  --
       Liquidating distribution from joint venture                                       --             424,600
       Collections on mortgage notes receivable                                       8,813              13,298
                                                                            ----------------    ----------------

              Net cash provided by investing activities                             259,352              13,298
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,575,002 )        (1,575,002 )
                                                                            ----------------    ----------------
          Net cash used in financing activities                                  (1,575,002 )        (1,575,002 )
                                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (84,773 )            70,227

Cash and Cash Equivalents at Beginning of Quarter                                 1,247,551             829,338
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Quarter                                    $  1,162,778         $   899,565
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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:

         In May 2002, the Partnership sold its property in Greenville, South Carolina, to an unrelated third party for approximately $997,800 and received net sales proceeds of approximately $976,800, resulting in a gain of approximately $224,400. This property had been identified for sale as of December 31, 2001. In June 2002, the Partnership reinvested these net sales proceeds in a property in Dallas, Texas at an approximate cost of $1,030,800. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 5).

         During the six months ended June 30, 2002, the Partnership established a provision for write-down of assets of $321,609 relating to its property in Wildwood, Florida. During 2001, the Partnership and the tenant terminated the lease relating to this property. The provision represented the difference between the carrying value of the property and its fair value.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures:

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Burger King property in Greensboro, North Carolina, to the tenant for approximately $1,145,500 and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In June 2002, the Partnership reinvested the majority of these net sales proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners. Katy Joint Venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners at an approximate cost of $1,041,700 (see Note 5). The Partnership and CNL Income Fund XVII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership had contributed approximately $625,000 for a 60% interest in this joint venture.

         In June 2002, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Burger King property in Ashland, New Hampshire to the tenant for approximately $1,477,500 and received net sales proceeds of approximately $1,472,900, resulting in a gain to the joint venture of approximately $500,900. In June 2002, the joint venture reinvested the majority of the net sales proceeds from the sale of this property in a property in San Antonio, Texas. The joint venture acquired the property from CNL Funding 2001-A, LP, an affiliate of the general partners for an approximate cost of $1,343,000 (see Note 5). The Partnership received approximately $6,000 as a return of capital from the remaining net sales proceeds.

         In June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold its property in Columbus, Ohio to the tenant for approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5). The Partnership received approximately $27,600 as a return of capital from the remaining net sales proceeds. In addition, in June 2002, CNL Restaurant Investments II Joint Venture sold its property in Pontiac, Michigan to the tenant for approximately $725,000 and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds.

         In June 2002, the Partnership and CNL Income Fund VIII, Ltd. entered into an agreement with an unrelated third party to sell the Baker's Square property in Libertyville, Illinois. The Partnership owns a 34% interest in this property. CNL Income Fund VIII, Ltd. is an affiliate of the general partners. As a result of the contract, the Partnership and CNL Income Fund VIII, Ltd. stopped recording depreciation and accrued rental income once the property was placed up for sale.

         The financial results relating to the properties in Greensboro, North Carolina; Ashland, New Hampshire; Columbus, Ohio; Pontiac, Michigan; and Libertyville, Illinois are reflected as Discontinued Operations in the condensed financial information below.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

         CNL Restaurant Investments II Joint Venture and CNL Restaurant Investments III Joint Venture each own and lease five properties to operators of national fast-food and family-style restaurants. Ashland Joint Venture and Katy Joint Venture each own and lease one property to operators of national fast-food and family-style restaurants. The Partnership and affiliates, as tenants-in-common, own and lease four properties to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                          June 30,                        December 31,
                                                                            2002                              2001
                                                                        --------------                   ---------------
         Land and buildings on operating leases, net                      $14,044,859                      $ 10,649,307
         Net investment in direct financing leases                          1,841,339                         1,856,650
         Real estate held for sale                                          1,428,778                         4,986,544
         Cash                                                                  31,168                            50,255
         Restricted cash                                                      180,573                                --
         Receivables less, allowance for doubtful
              accounts                                                          4,233                            12,385
         Accrued rental income                                                220,251                            85,477
         Other assets                                                          13,734                            24,302
         Liabilities                                                            9,501                             2,033
         Partners' capital                                                 17,755,434                        17,662,887


                                                           Quarter Ended June 30,          Six Months Ended June 30,
                                                          2002               2001            2002             2001
                                                       ------------      -------------   --------------  ---------------

         Revenues                                        $ 383,544          $ 364,554        $ 753,935       $  721,787
         Expenses                                          (73,209 )          (64,665 )       (158,821 )       (144,831 )
         Gain on sale of assets                                 --            158,119               --          158,119
                                                       ------------      -------------   --------------  ---------------
              Income from continuing operations            310,335            458,008          595,114          735,075
                                                       ------------      -------------   --------------  ---------------
         Discontinued operations:
              Revenues                                     118,263            149,133          262,450          298,400
              Expenses                                     (28,960 )          (40,410 )        (64,560 )        (76,639 )
              Gain on disposal of assets                 1,130,890                 --        1,130,890               --
                                                       ------------      -------------   --------------  ---------------
                                                         1,220,193            108,723        1,328,780          221,761
                                                       ------------      -------------   --------------  ---------------

         Net Income                                     $1,530,528          $ 566,731       $1,923,894       $  956,836
                                                       ============      =============   ==============  ===============


         The Partnership recognized income of $766,717 and $389,632 during the six months ended June 30, 2002 and 2001, respectively, of which $605,482 and $219,479 were earned during the quarters ended June 30, 2002 and 2001, respectively, from these joint ventures and tenants-in-common.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


5.       Related Party Transactions:

         In June 2002, the Partnership, Ashland Joint Venture, CNL Restaurants II Joint Venture, and Katy Joint Venture each acquired a property from CNL Funding 2001-A, LP (see Notes 3 and 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The purchase price paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties, including closing costs.

6.       Commitments:

         In October 2001, the Partnership entered into an agreement with an unrelated third party to sell the Shoney's property in Huntsville, Alabama. In addition, in June 2002, the Partnership and CNL VIII, Ltd. entered into an agreement to sell the Baker's Square property in Libertyville, Illinois. The Partnership owns a 34% interest in this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 23 Properties directly and 16 Properties indirectly through joint venture and tenancy in common arrangements. As of June 30, 2002, the Partnership owned 22 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,230,877 and $1,631,931, for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002, as compared to the same period of 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In May 2002, the Partnership sold its Property in Greenville, South Carolina, to an unrelated third party for approximately $997,800 and received net sales proceeds of approximately $976,800, resulting in a gain of approximately $224,400. This Property had been identified for sale as of December 31, 2001. In June 2002, the Partnership reinvested these net sales proceeds in a Taco Cabana Property in Dallas, Texas at an approximate cost of $1,030,800.

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina, to the tenant for approximately $1,145,500 and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $569,800 as a return of capital from the joint venture. In June 2002, the Partnership reinvested the majority of these net sales proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners. Katy Joint Venture acquired a Taco Cabana Property in Katy, Texas at an approximate cost of $1,041,700. As of June 30, 2002, the Partnership had contributed approximately $625,000 for a 60% interest in this joint venture.

         In June 2002, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Property in Ashland, New Hampshire to the tenant for approximately $1,477,500 and received net sales proceeds of approximately $1,472,900, resulting in a gain to the joint venture of approximately $500,900. In June 2002, the joint venture reinvested the majority of the net sales proceeds from the sale of this Property in a Taco Cabana Property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership received approximately $6,000 as a return of capital from the remaining net sales proceeds.

         In June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold its Property in Columbus, Ohio to the tenant for approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a Taco Cabana Property in Dallas, Texas at an approximate cost of $1,147,400. The Partnership received approximately $27,600 as a return of capital from the remaining net sales proceeds. In addition, in June 2002, CNL Restaurant Investments II Joint Venture sold its Property in Pontiac, Michigan to the tenant for approximately $725,000 and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds.

         Each of the Taco Cabana Properties was acquired from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint ventures. The purchase prices paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties, including closing costs. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the above transactions.

         In October 2001, the Partnership entered into an agreement with an unrelated third party to sell the Shoney's Property in Huntsville, Alabama. In addition, in June 2002, the Partnership and CNL VIII, Ltd. entered into an agreement to sell the Baker's Square Property in Libertyville, Illinois. The Partnership owns a 34% interest in this Property. As of July 31, 2002, neither sale had occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $1,162,778 invested in such short-term investments, as compared to $1,247,551 at December 31, 2001. The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,575,002 for each of the six months ended June 30, 2002 and 2001 ($787,501 for each of the quarters ended June 30, 2002 and 2001). This represents distributions of $0.45 per unit for each of the six months ended June 30, 2002 and 2001 ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $848,942 at June 30, 2002, as compared to $867,518 at December 31, 2001. The decrease in liabilities was primarily a result of a decrease in rents paid in advance and deposits at June 30, 2002, as compared to December 31, 2001. This decrease in liabilities was partially offset by an increase in real estate taxes payable and amounts due to related parties at June 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $967,522 for the six months ended June 30, 2002, as compared to $1,036,849 in the same period of 2001, of which $473,196 and $512,064 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the 2001 and 2002 sales of several Properties. The decrease was partially offset by the fact that in December 2001 and June 2002 the Partnership reinvested a portion of these sales proceeds in additional Properties.

         In addition, the decrease in rental revenues during the six months ended June 30, 2002, as compared to the same period of 2001, was partially due to the fact that in April 2001, the tenant of the Property in Wildwood, Florida, ceased making rental payments and vacated the Property. In July 2001, the Partnership and the tenant terminated the lease relating to this Property. As a result, the Partnership stopped recording rental revenue. In 2001, Phoenix Restaurant Group, Inc. ("PRG"), the tenant of the Property in Grand Prairie, Texas, experienced financial difficulties and ceased making rental payments to the Partnership. As a result, during 2001, the Partnership also stopped recording rental revenues relating to this Property. In October 2001, PRG filed for bankruptcy and rejected the lease relating to this Property. The Partnership will not recognize any rental revenues from these Properties until the Properties are re-leased or sold and the proceeds are reinvested in additional Properties. The general partners are currently seeking replacement tenants for these Properties. The lost revenues resulting from the vacant Properties will have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell them in a timely manner.

         The decrease in rental revenues during the quarters and six months ended June 30, 2002, as compared to the same periods of 2001, was also partially due to the fact that the tenant for the Property in Brownsville, Texas exercised its lease option for a contingent rent reduction to be applied towards Property renovations.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $766,717 and $389,632, respectively, attributable to net income earned by joint ventures, $605,482 and $219,479 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the fact that CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, and Ashland Joint Venture, in which the Partnership owns a 27.33% interest, each sold one Property to the tenants, as described below, and CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold two Properties. These sales resulted in a net gain of $1,138,890 to the joint ventures, as described below.

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

         During the six months ended June 30, 2002 and 2001, the Partnership earned $25,729 and $109,339, respectively, in interest and other income, $14,203 and $20,386 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. Interest and other income was higher during the six months ended June 30, 2001 as compared to the same period of 2002, primarily due to the fact that during the six months ended June 30, 2001, the Partnership collected and recognized as income approximately $63,500 from the tenant of two Properties that were sold during 2000, in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease. No such amounts were collected during the six months ended June 30, 2002.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $709,543 and $867,924 for the six months ended June 30, 2002 and 2001, respectively. The decrease in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was partially due to the fact that during the quarter and six months ended June 30, 2001, the Partnership recorded a provision for write-down of assets of $250,852 and $400,800, respectively, relating to the vacant Property in Wildwood, Florida. During the quarter and six months ended June 30, 2002, the Partnership recorded an additional provision for write-down of assets of $321,609 relating to this Property. In 2001, the tenant vacated this Property and ceased payment of rents under the terms of its lease agreement, as described above. The provision represented the difference between the carrying value of the Property and its fair value.

         The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same period of 2001, was also partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the quarters and six months ended June 30, 2002 and 2001, the Partnership incurred Property expenses such as real estate taxes, insurance and repairs and maintenance relating to the vacant Properties in Wildwood, Florida and Grand Prairie, Texas, as described above. The Partnership will continue to incur these expenses until the Properties are re-leased or the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

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

         As a result of the sale of the Property in Greenville, South Carolina, the Partnership recognized a gain of $224,412 during the quarter and six months ended June 30, 2002. This Property was identified for sale as of December 31, 2001.

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina, to the tenant for approximately $1,145,500 and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $569,800 as a return of capital from the joint venture. In June 2002, the Partnership reinvested the majority of these net sales proceeds in a joint venture arrangement, Katy Joint Venture, as described above in "Capital Resources". In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Property in Ashland, New Hampshire to the tenant for approximately $1,477,500 and received net sales proceeds of approximately $1,472,900, resulting in a gain to the joint venture of approximately $500,900. In June 2002, the joint venture reinvested the majority of the net sales proceeds from the sale of this Property in a Taco Cabana Property in San Antonio, Texas and returned the remaining net sales proceeds to the Partnership as a return of capital, as described above in "Capital Resources". In addition, in June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold its Property in Columbus, Ohio to the tenant for approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a Taco Cabana Property in Dallas, Texas and returned the remaining net sales proceeds to the Partnership as a return of capital, as described above in "Capital Resources". In addition, in June 2002, CNL Restaurant Investments II Joint Venture sold its Property in Pontiac, Michigan to the tenant for approximately $725,000 and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds.

         In addition, in June 2002, the Partnership and CNL Income Fund VIII, Ltd. entered into an agreement with an unrelated third party to sell the Baker's Square Property in Libertyville, Illinois. The Partnership owns a 34% interest in this Property. The Partnership expects to use the proceeds from the sale to reinvest in an additional Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the tenancy in common reclassified this asset to real estate held for sale. The tenancy in common recorded the reclassified asset at the lower of its carrying amount or fair value, less cost to sell. In addition, during the six months ended June 30, 2002, the tenancy in common stopped recording depreciation and accrued rental income once the Property was identified for sale.

         Total net rental income (rental revenues less Property related expenses) for the Properties in Greensboro, North Carolina; Ashland, New Hampshire; Columbus, Ohio; Pontiac, Michigan; and Libertyville, Illinois were $197,890 and $221,761 during the six months ended June 30, 2002 and 2001, respectively, of which $89,303 and $108,723 was earned during the quarters ended June 30, 2002 and 2001, respectively. In addition, as a result of the above sales, CNL Restaurant Investments II Joint Venture, CNL Restaurant Investments III Joint Venture and Ashland Joint Venture recognized a total gain on disposal of assets of $1,130,890 during the quarter and six months ended June 30, 2002. The Partnership's pro-rata share of these amounts is included in equity in earnings of joint ventures in the accompanying financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2001 through June 30, 2002. Information regarding the Partnership's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001.


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

                     10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                     (b)      Reports on Form 8-K

                              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2002.


                                            CNL INCOME FUND IX, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                   Accounting Officer)




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IX, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 12, 2002                      /s/ James M. Seneff, Jr.
                                           --------------------------------
                                           Name:  James M. Seneff, Jr.
                                           Title:   Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IX, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 12, 2002                    /s/ Robert A. Bourne
                                         -----------------------------
                                         Name:  Robert A. Bourne
                                         Title: President and Treasurer

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

             10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.5