Form 10-Q
period 2002-09-30
CNL INCOME FUND IX LTD
filed 2002-11-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to _____________________

                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                           59-3004138
---------------------------------              -----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
---------------------------------              ------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                               ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-9

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10-14

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           14

   Item 4.    Controls and Procedures                                   14

Part II

   Other Information                                                    15-16

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             September 30,           December 31,
                                                                                  2002                   2001
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $  13,581,472          $  13,452,519
   Net investment in direct financing leases                                        2,745,524              2,807,303
   Real estate held for sale                                                          700,668                712,211
   Investment in joint ventures                                                     7,401,647              7,324,599
   Mortgage notes receivable                                                          468,932                482,406
   Cash and cash equivalents                                                        1,280,851              1,247,551
   Receivables, less allowance for doubtful accounts
       of $15,296 in 2001                                                                  --                 32,171
   Due from related parties                                                             1,366                  4,872
   Accrued rental income                                                              581,541                785,025
   Other assets                                                                        18,323                 10,520
                                                                           -------------------    -------------------

                                                                                $  26,780,324          $  26,859,177
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $     7,123            $     7,190
   Real estate taxes payable                                                           24,157                  7,853
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                             157,900                  5,878
   Rents paid in advance and deposits                                                  24,635                 59,096
                                                                           -------------------    -------------------
       Total liabilities                                                            1,001,316                867,518

   Commitment (Note 7)

   Partners' capital                                                               25,779,008             25,991,659
                                                                           -------------------    -------------------

                                                                                $  26,780,324          $  26,859,177
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                  Nine Months Ended
                                                                      September 30,                    September 30,
                                                                  2002             2001            2002             2001
                                                              -------------    --------------  --------------  ---------------
Revenues:
    Rental income from operating leases                          $ 399,677         $ 375,361     $ 1,156,527      $ 1,157,826
    Earned income from direct financing leases                      81,175            85,401         245,373          293,308
    Interest and other income                                       51,135            28,798          76,864          138,137
                                                              -------------    --------------  --------------  ---------------
                                                                   531,987           489,560       1,478,764        1,589,271
                                                              -------------    --------------  --------------  ---------------

Expenses:
    General operating and administrative                            60,392            45,391         201,015          254,191
    Property expenses                                               34,669            21,300          75,729           90,926
    State and other taxes                                               --                --          43,438           35,750
    Depreciation and amortization                                   74,926            83,435         230,150          228,793
    Provision for write-down of assets                                  --            62,125         321,609          462,925
                                                              -------------    --------------  --------------  ---------------
                                                                   169,987           212,251         871,941        1,072,585
                                                              -------------    --------------  --------------  ---------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                     362,000           277,309         606,823          516,686

Gain on Sale of Assets                                             231,731            12,107         456,143           12,107

Equity in Earnings of Joint Ventures                               258,544           180,658       1,025,261          570,290
                                                              --------------  --------------  ---------------  ---------------

Income from Continuing Operations                                  852,275           470,074       2,088,227        1,099,083

Discontinued Operations (Note 5):
    Income from discontinued operations, net                        22,740            19,444          61,625           58,331
                                                              -------------    --------------  --------------  ---------------

Net Income                                                       $ 875,015         $ 489,518     $ 2,149,852      $ 1,157,414
                                                              =============    ==============  ==============  ===============

Income Per Limited Partner Unit:
    Continuing Operations                                         $   0.24          $   0.13       $    0.59        $    0.31
    Discontinued Operations                                           0.01              0.01            0.02             0.02
                                                              -------------    --------------  --------------  ---------------

    Total                                                         $   0.25          $   0.14       $    0.61        $    0.33
                                                              =============    ==============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                            3,500,000         3,500,000       3,500,000        3,500,000
                                                              =============    ==============  ==============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Nine Months Ended          Year Ended
                                                                          September 30,           December 31,
                                                                               2002                   2001
                                                                       ---------------------    ------------------
General partners:
    Beginning balance                                                         $     238,417          $    238,417
    Net income                                                                           --                    --
                                                                       ---------------------    ------------------
                                                                                    238,417               238,417
                                                                       ---------------------    ------------------

Limited partners:
    Beginning balance                                                            25,753,242            26,911,340
    Net income                                                                    2,149,852             1,991,906
    Distributions ($0.68 and $0.90 per limited partner
    unit, respectively)                                                          (2,362,503 )          (3,150,004 )
                                                                       ---------------------    ------------------
                                                                                 25,540,591            25,753,242
                                                                       ---------------------    ------------------

Total partners' capital                                                     $    25,779,008         $  25,991,659
                                                                       =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2002                2001
                                                                            ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $  2,141,909        $  2,159,834
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Increase in restricted cash                                                       --            (900,110 )
       Collections on mortgage note receivable                                       13,255              17,047
       Proceeds from sale of assets                                               1,928,325             900,110
       Additions to land and buildings                                           (1,992,232 )                --
       Return of capital from joint venture                                         929,590                  --
       Liquidating distribution from joint venture                                  540,191             424,600
       Investment in joint venture                                               (1,165,235 )          (341,942 )
                                                                            ----------------    ----------------

              Net cash provided by investing activities                             253,894              99,705
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,362,503 )        (2,362,503 )
                                                                            ----------------    ----------------
          Net cash used in financing activities                                  (2,362,503 )        (2,362,503 )
                                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 33,300            (102,964 )

Cash and Cash Equivalents at Beginning of Period                                  1,247,551             829,338
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Period                                     $  1,280,851         $   726,374
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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In May 2002, the Partnership sold its property in Greenville, South Carolina, to an unrelated third party for approximately $997,800 and received net sales proceeds of approximately $976,800, resulting in a gain of approximately $224,400. This property had been identified for sale as of December 31, 2001. In June 2002, the Partnership reinvested these net sales proceeds in a property in Dallas, Texas at an approximate cost of $1,030,800. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 6).

         In August 2002, the Partnership sold its property in Huntsville, Alabama, to an unrelated third party for approximately $961,300 and received net sales proceeds of approximately $951,500, resulting in a gain of approximately $231,700. This property had been identified for sale as of December 31, 2001. In September 2002, the Partnership reinvested these net sales proceeds in a property in Jackson, Michigan at an approximate cost of $961,400. The Partnership acquired this property from CNL Net Lease Investors, L.P, an affiliate of the general partners (see Note 6).

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.       Land and Buildings on Operating Leases - Continued:

         During the nine months ended September 30, 2002, the Partnership established a provision for write-down of assets of $321,609 relating to its property in Wildwood, Florida. During 2001, the Partnership and the tenant terminated the lease relating to this property. The provision represented the difference between the carrying value of the property and its estimated fair value.

4.       Investment in Joint Ventures:

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Burger King property in Greensboro, North Carolina, to the tenant for approximately $1,145,500 and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In June 2002, the Partnership reinvested the majority of these net sales proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners. Katy Joint Venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners at an approximate cost of $1,041,700 (see Note 6). The Partnership and CNL Income Fund XVII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership had contributed approximately $625,000 for a 60% interest in this joint venture.

         In June 2002, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Burger King property in Ashland, New Hampshire to the tenant for approximately $1,477,500 and received net sales proceeds of approximately $1,472,900, resulting in a gain to the joint venture of approximately $500,900. In June 2002, the joint venture reinvested the majority of the net sales proceeds from the sale of this property in a property in San Antonio, Texas. The joint venture acquired the property from CNL Funding 2001-A, LP, an affiliate of the general partners for an approximate cost of $1,343,000 (see Note 6). The Partnership received approximately $6,000 as a return of capital from the remaining net sales proceeds.

         In June 2002, CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold its property in Columbus, Ohio to the tenant for approximately $1,219,600 and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a property in Dallas, Texas at an approximate cost of $1,147,400. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6). The Partnership received approximately $27,600 as a return of capital from the remaining net sales proceeds. In addition, in June 2002, CNL Restaurant Investments II Joint Venture sold its property in Pontiac, Michigan to the tenant for approximately $725,000 and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds.

         In June 2002, the Partnership and CNL Income Fund VIII, Ltd. ("CNL VIII"), as tenants-in-common, entered into an agreement with an unrelated third party to sell the Baker's Square property in Libertyville, Illinois. The Partnership owned a 34% interest in this property. CNL Income Fund VIII, Ltd. is an affiliate of the general partners. In September 2002, the Partnership and CNL VIII sold this property to an unrelated third party for $1,675,000 and received net sales proceeds of approximately $1,630,400, resulting in a gain of approximately $199,300 to the tenancy in common. In September 2002, the Partnership and CNL VIII used these proceeds to acquire a property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The Partnership owns a 34% interest in this property. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners (see Note 6).

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

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

                                                         September 30,                    December 31,
                                                             2002                             2001
                                                        ----------------                 ----------------
         Land and buildings on
              operating leases, net                        $ 14,565,053                     $ 10,649,307
         Net investment in direct
              financing lease                                 2,822,931                        1,856,650
         Real estate held for sale                                   --                        4,986,544
         Cash                                                    60,016                           50,255
         Restricted cash                                         31,144                               --
         Receivables, less allowance
              for doubtful accounts                                  --                           12,385
         Accrued rental income                                  254,974                           85,477
         Other assets                                            20,539                           24,302
         Liabilities                                              7,008                            2,033
         Partners' capital                                   17,747,649                       17,662,887

                                                 Quarter Ended                  Nine Months Ended
                                                 September 30,                    September 30,
                                           2002              2001             2002            2001
                                        ------------    ----------------  -------------  ----------------

         Revenues                       $   500,570      $      395,840    $ 1,258,199     $   1,117,626
         Expenses                           (78,240 )           (76,055 )     (252,683 )        (220,886 )
         Gain on sale of assets                  --                  --             --           158,119
                                        ------------    ----------------  -------------  ----------------
              Income from continuing
                  operations                422,330             319,785      1,005,516         1,054,859
                                        ------------    ----------------  -------------  ----------------

         Discontinued operations:
              Revenues                       33,772             142,179        292,527           440,580
              Expenses                       (1,106 )           (26,368 )      (50,042 )        (103,007 )
              Gain on disposal of
                  assets                    199,282                  --      1,330,172                --
                                        ------------    ----------------  -------------  ----------------
                                            231,948             115,811      1,572,657           337,573
                                        ------------    ----------------  -------------  ----------------

         Net Income                      $  654,278       $     435,596    $ 2,578,173      $  1,392,432
                                        ============    ================  =============  ================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

         The Partnership recognized income of $1,025,261 and $570,290 during the nine months ended September 30, 2002 and 2001, respectively, of which $258,544 and $180,658 were earned during the quarters ended September 30, 2002 and 2001, respectively, from these joint ventures and tenants-in-common.

5.       Discontinued Operations:

         In August 2002, the Partnership entered into an agreement with an unrelated third party to sell the Hardee's property in Farragut, Tennessee. As a result, the Partnership reclassified the asset from land and building on operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property was placed up for sale. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above property are as follows:

                                         Quarter Ended September 30,     Nine Months Ended September 30,
                                           2002             2001             2002              2001
                                        ------------   ---------------  ---------------  ------------------
         Rental revenues                   $ 24,005        $   23,239       $   70,479         $    69,716
         Expenses                            (1,265 )          (3,795 )         (8,854 )           (11,385 )
                                        ------------   ---------------  ---------------  ------------------
         Income from discontinued
               operations                  $ 22,740        $   19,444       $   61,625         $    58,331
                                        ============   ===============  ===============  ==================

6.       Related Party Transactions:

         In June 2002, the Partnership, Ashland Joint Venture, CNL Restaurants II Joint Venture, and Katy Joint Venture each acquired a property from CNL Funding 2001-A, LP (see Notes 3 and 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The purchase price paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties.

         In September 2002, the Partnership acquired a property in Jackson, Michigan from CNL Net Lease Investors, L.P. ("NLI"), at an approximate cost of $961,400. In addition, in September 2002, the Partnership and CNL VIII acquired a property in Buffalo Grove, Illinois from NLI at an approximate cost of $1,588,800. During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the properties in Jackson, Michigan and Buffalo Grove, Illinois at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the properties. Each CNL entity is an affiliate of the Partnership's general partners.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


7.       Commitment:

         In August 2002, the Partnership entered into an agreement with an unrelated third party to sell the Hardee's property in Farragut, Tennessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 22 Properties directly and 17 Properties indirectly through joint venture and tenancy in common arrangements. As of September 30, 2002, the Partnership owned 21 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $2,141,909 and $2,159,834, for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2002, as compared to the same period of 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

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

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina, to the tenant for approximately $1,145,500 and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $569,800 as a return of capital from the joint venture. In June 2002, the Partnership reinvested the majority of these net sales proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the general partners. Katy Joint Venture acquired a Taco Cabana Property in Katy, Texas at an approximate cost of $1,041,700. As of September 30, 2002, the Partnership had contributed approximately $625,000 for a 60% interest in this joint venture.

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

         Each of the Taco Cabana Properties was acquired from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint ventures. The purchase prices paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the above transactions.

         In August 2002, the Partnership sold its Property in Huntsville, Alabama, to an unrelated third party for approximately $961,300 and received net sales proceeds of approximately $951,500, resulting in a gain of approximately $231,700. This Property had been identified for sale as of December 31, 2001. In September 2002, the Partnership reinvested these net sales proceeds in a Burger King Property in Jackson, Michigan at an approximate cost of $961,400.

         In June 2002, the Partnership and CNL Income Fund VIII, Ltd. ("CNL VIII"), as tenants-in-common, entered into an agreement with an unrelated third party to sell the Baker's Square Property in Libertyville, Illinois. The Partnership owned a 34% interest in this Property. CNL VIII is a Florida limited partnership and an affiliate of the general partners. In September 2002, the Partnership and CNL VIII sold this Property to an unrelated third party for $1,675,000 and received net sales proceeds of approximately $1,630,400, resulting in a gain of approximately $199,300 to the tenancy in common. In September 2002, the Partnership and CNL VIII used these proceeds to acquire an IHOP Property in Buffalo Grove, Illinois at an approximate cost of $1,588,800. The Partnership owns a 34% interest in this Property. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the general partners), resulting from the sales of the Properties in Huntsville, Alabama and Libertyville, Illinois and the subsequent reinvestment of sales proceeds.

         The Burger King and IHOP Properties were acquired from CNL Net Lease Investor, L.P. ("NLI"), a California Limited Partnership. During 2002, and prior to the Partnership's acquisition of these Properties, CNL Financial LP Holding, LP ("CFN"), a Delaware limited partnership, and CNL Net Lease Investors GP Corp. ("GP Corp"), a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the Properties in Jackson, Michigan and Buffalo Grove, Illinois at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's general partners.

         In August 2002, the Partnership entered into an agreement with an unrelated third party to sell the Hardee's Property in Farragut, Tennessee. As of November 6, 2002, the sale had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $1,280,851 invested in such short-term investments, as compared to $1,247,551 at December 31, 2001. The funds remaining at September 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $1,001,316 at September 30, 2002, as compared to $867,518 at December 31, 2001. The increase in liabilities was primarily a result of an increase in amounts due to related parties at September 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to the limited partners of $2,362,503 for each of the nine months ended September 30, 2002 and 2001 ($787,501 for each of the quarters end September 30, 2002 and 2001). This represents distributions of $0.68 per unit for each of the nine months ended September 30, 2002 and 2001, ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,401,900 for the nine months ended September 30, 2002, as compared to $1,451,134 in the same period of 2001, of which $480,852 and $460,762 were earned during the third quarter of 2002 and 2001, respectively. The decrease in rental revenues during the nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the 2001 and 2002 sales of several Properties. The decrease was partially offset by the fact that between December 2001 and September 2002 the Partnership reinvested a portion of these sales proceeds in three additional Properties.

         In addition, the decrease in rental revenues during the nine months ended September 30, 2002, as compared to the same period of 2001, was partially due to the fact that in April 2001, the tenant of the Property in Wildwood, Florida, ceased making rental payments and vacated the Property. In July 2001, the Partnership and the tenant terminated the lease relating to this Property. As a result, the Partnership stopped recording rental revenue. In addition, in 2001, Phoenix Restaurant Group, Inc. ("PRG"), the tenant of the Property in Grand Prairie, Texas, experienced financial difficulties and ceased making rental payments to the Partnership. As a result, during 2001, the Partnership stopped recording rental revenues relating to this Property. In October 2001, PRG filed for bankruptcy and rejected the lease relating to this Property. The Partnership will not recognize any rental revenues from these two Properties until the Properties are re-leased or sold and the proceeds are reinvested in additional Properties. The general partners are currently seeking replacement tenants for these Properties. The lost revenues resulting from the vacant Properties will have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell them in a timely manner.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $1,025,261 and $570,290, respectively, attributable to net income earned by joint ventures, $258,544 and $180,658 of which was earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the fact that CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, and the Partnership and CNL VIII, as tenants-in-common, in which the Partnership owns a 34% interest, each sold one Property, as described below, and CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold two Properties. These sales resulted in a net gain of $1,330,172 to the joint ventures, as described above in "Capital Resources." In June and September 2002, the Partnership reinvested a portion of these net sales proceeds and received the remaining portion as a return of capital from the joint ventures.

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

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $76,864 and $138,137, respectively, in interest and other income, $51,135 and $28,798 of which were earned during the quarters ended September 30, 2002 and 2001, respectively. Interest and other income was higher during the nine months ended September 30, 2001 as compared to the same period of 2002, primarily due to the fact that during the nine months ended September 30, 2001, the Partnership collected and recognized as income approximately $63,500 from the tenant of two Properties that were sold during 2000, in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease. Interest and other income was higher during the quarter ended September 30, 2002 as compared to the same period of 2001, primarily due to the fact that during the quarter and nine months ended
September 30, 2002, the Partnership collected and recognized as income approximately $20,000 of a non-refundable earnest money deposit when a potential purchaser defaulted under the terms of the sales contract. In addition, during the quarter and nine months ended September 30, 2002, the Partnership collected and recognized as income approximately $16,800 relating to a right-of-way taking for a parcel of land on the Millbrook, Alabama Property.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $871,941 and $1,072,585 for the nine months ended September 30, 2002 and 2001, respectively, of which $169,987 and $212,251 were incurred during the quarters ended September 30, 2002 and 2001, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the fact that during the quarter and nine months ended
September 30, 2001, the Partnership recorded a provision for write-down of assets of $62,125 and $462,925, respectively, relating to the vacant Properties in Wildwood, Florida and Grand Prairie, Texas. The decrease was partially offset by the fact that during the nine months ended September 30, 2002, the Partnership recorded an additional provision for write-down of assets of $321,609 relating to the Property in Wildwood, Florida. In 2001, the tenants vacated the Properties and ceased payment of rents under the terms of their lease agreements, as described above. The provisions represented the difference between the carrying value of each Property and its estimated fair value.

         The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was also partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the quarters and nine months ended September 30, 2002 and 2001, the Partnership incurred Property expenses such as real estate taxes, insurance and repairs and maintenance relating to the vacant Properties in Wildwood, Florida and Grand Prairie, Texas, as described above. The Partnership will continue to incur these expenses until the Properties are re-leased or the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

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

         During the nine months ended September 30, 2002, the Partnership identified one Property that met the criteria of this standard and was classified as Discontinued Operations in the accompanying financial statements. As of November 6, 2002, the sale had not occurred. During the nine months ended September 30, 2002, three of the joint ventures in which the Partnership is a co-venturer identified and sold four Properties that met the criteria of this standard. In addition, the Partnership identified and sold one Property, held as tenants-in-common with CNL VIII, that met the criteria of this standard. The financial results of these five Properties were classified as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts is included in equity in earnings of joint ventures in the accompanying financial statements. The majority of the net sales proceeds from the above sales were reinvested in additional Properties and the remainder of the proceeds was returned to the Partnership as a return of capital, as described above in "Capital Resources."

         As a result of the sale of the Property in Huntsville, Alabama, as described above in "Capital Resources," the Partnership recognized a gain of $231,731 during the quarter and nine months ended September 30, 2002. As a result of the sale of the Property in Greenville, South Carolina, as described above in "Capital Resources," the Partnership recognized a gain of $224,412 during the nine months ended September 30, 2002. These Properties were identified for sale as of December 31, 2001. As a result of the sale of the Property in Bedford, Illinois, the Partnership recognized a gain of $12,107 during the quarter and nine months ended September 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2001 through September 30, 2002. Information regarding the Partnership's market risk at December 31, 2001 is included in its Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                 10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                       10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

                 99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 (b)   Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of November, 2002.


                                            CNL INCOME FUND IX, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IX, Ltd. (the "registrant"), certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002


/s/ James M. Seneff, Jr.
-------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IX, Ltd. (the "registrant") certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002


/s/ Robert A. Bourne
--------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)   Exhibits

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

               10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

               99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2