Form 10-K
period 2002-12-31
CNL INCOME FUND IX LTD
filed 2003-03-28
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         As of December 31, 1999, the Partnership owned 25 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2000, the Partnership sold its Properties in Williamsville, New York and in Bluffton and Alliance, Ohio, and used a portion of these net sales proceeds to invest in a Property in
Libertyville, Illinois, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 2001, the Partnership sold its Properties in Bedford, Indiana, Copley Township, Ohio and the Property in Dublin, California, which was held with an affiliate of the General Partners as tenants-in-common, and reinvested the majority of these sales proceeds in a Property in Blaine, Minnesota and in a Property in Waldorf, Maryland with affiliates of the General Partners as tenants-in-common. During 2002, the Partnership sold its Properties in Greenville, South Carolina; Farragut, Tennessee, and Libertyville, Illinois, which was held with an affiliate of the General Partners as tenant-in-common. The Partnership also sold the Shoney's portion of the dual-brand Property in Huntsville, Alabama; the Partnership still owns the Captain D's portion. The Partnership reinvested the net sales proceeds from the sales of the Properties in Greenville, South Carolina and Huntsville, Alabama, along with a portion of the net sales proceeds from the 2001 sale of the Property in Copley Township, Ohio in a Property in Dallas, Texas and a Property in Jackson, Michigan. The Partnership reinvested the liquidating distribution from the sale of the Property in Libertyville, Illinois in a Property in Buffalo Grove, Illinois, with an affiliate of the General Partners, as tenants-in-common. The Partnership intends to reinvest the sales proceeds from the sale of the Property in Farragut, Tennessee in an additional Property. In addition, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina; Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Property in Ashland, New Hampshire; and CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan. Ashland Joint Venture reinvested the majority of its net sales proceeds in a Property in San Antonio, Texas. CNL Restaurant Investments II reinvested the net sales proceeds from the sale of the Property in Columbus, Ohio in a Property in Dallas, Texas and distributed the net sales proceeds from the sale of the Property in Pontiac, Michigan to the Partnership as a return of capital. The Partnership used this return of capital to acquire an interest in Katy Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership, and an affiliate of the General Partners. CNL Restaurant Investments III distributed the net sales proceeds from the sale of the Property in Greensboro, North Carolina to the Partnership as a return of capital. The Partnership intends to use the return of capital to meet working capital needs. As of December 31, 2002, the Partnership owned 21 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. In February 2003, the Partnership sold the Property in Grand Prairie, Texas, to a third party and intends to reinvest these proceeds in an additional Property.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common, generally provide for initial terms ranging from 14 to 20 years (the average being 16 years), and expire between 2005 and 2021. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $57,600 to $246,400. In addition, generally the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 24 of the Partnership's 37 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2002, the Partnership reinvested the net sales proceeds from the sales of the Properties in Huntsville, Alabama and Greenville, South Carolina in Properties in Dallas, Texas and Jackson, Michigan. The Partnership also reinvested the liquidating distribution it received from the sale of the Property in Libertyville, Illinois in a Property in Buffalo Grove, Illinois, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the General Partners. In addition, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina; Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Property in Ashland, New Hampshire and reinvested the net sales proceeds in a Property in San Antonio, Texas; and CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan and reinvested the net sales proceeds from the Columbus, Ohio sale in a Property in Dallas, Texas. The lease terms for each of these Properties are substantially the same as the Partnership's other leases.

         During 2002, the tenant of the Property in North Baltimore, Ohio terminated its lease, in accordance with its lease agreement, when a partial right of way taking reduced road access to the restaurant. The General Partners are currently seeking either a new tenant or a purchaser for the vacant Property.

         In December 2002, the Partnership entered into an agreement to sell the Property in Grand Prairie, Texas. In February 2003, the Partnership sold this Property


Major Tenants

         During 2002, four of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as Carrols Corp.), (ii) Flagstar Enterprises, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control)
(hereinafter referred to as Burger King Corp.) and (iv) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of rental revenues from joint ventures and Properties owned as tenants-in-common). As of December 31, 2002, Carrols Corp. was the lessee under leases relating to nine restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to three restaurants, Burger King Corp. was the lessee under leases relating to the nine restaurants and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Carrols Corp. Burger King Corp. and Golden Corral Corporation will each continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's, and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's rental revenues and mortgage interest during 2002 (including the Partnership's share of the rental revenues from joint ventures and Properties owned as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2002, Carrols Corp. leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

               Entity Name             Year      Ownership               Partners                   Property
      CNL Restaurant Investments II    1991       45.20%      CNL Income Fund VII, Ltd.        San Antonio, TX
                                                              CNL Income Fund VIII, Ltd.       Raceland, LA
                                                                                               Dallas, TX
                                                                                               Hastings, MN
                                                                                               Newcastle, IN

      CNL Restaurant Investments III   1992       50.00%      CNL Income Fund X, Ltd.          Dover, NH
                                                                                               Metrairie, LA
                                                                                               Lafayette, LA
                                                                                               Nashua, NH
                                                                                               Pontiac, IL

      Ashland Joint Venture            1992       27.33%      CNL Income Fund X, Ltd.          San Antonio, TX
                                                              CNL Income Fund XI, Ltd.

      CNL Income Fund III, Ltd. and    1997       67.00%      CNL Income Fund III, Ltd.        Englewood, CO
           CNL Income Fund IX, Ltd.
           Tenants in Common

      CNL Income Fund VII, Ltd. and    1999       29.00%      CNL Income Fund VII, Ltd.        Montgomery, AL
           CNL Income Fund IX, Ltd.
           Tenants in Common

      CNL Income Fund VI, Ltd., CNL    2001       15.00%      CNL Income Fund VI, Ltd.         Waldorf, MD
           Income Fund IX, Ltd.,                              CNL Income Fund XVII, Ltd.
           and CNL Income Fund
           XVII, Ltd. Tenants in
           Common

      Katy Joint Venture               2002       60.00%      CNL Income Fund XVII, Ltd.       Katy, TX

      CNL Income Fund VIII, Ltd.,      2002       34.00%      CNL Income Fund VIII, Ltd.       Buffalo Grove, IL
           and CNL Income Fund IX,
           Ltd. Tenants in Common

         CNL Restaurant Investments II and CNL Restaurant Investments III were each formed to hold six Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         CNL Restaurant Investments II's and CNL Restaurant Investments III's joint venture agreements do not provide a fixed term, but continue in existence until terminated by any of the joint venturers. Ashland Joint Venture has an initial term of 14 years and Katy Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2002, CNL Restaurant Investments III sold its Property in Greensboro, North Carolina; Ashland Joint Venture sold its Property in Ashland, New Hampshire and reinvested the net sales proceeds in a Property in San Antonio, Texas; and CNL Restaurant Investments II sold its Properties in Columbus, Ohio and Pontiac, Michigan and reinvested a portion of the net sales proceeds in a Property in Dallas, Texas. The Partnership received a return of capital from both CNL Restaurant Investments II and CNL Restaurant Investments III, and used these proceeds to acquire an interest in Katy Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership, and an affiliate of the General Partners. In addition, during 2002, the Partnership and CNL Income Fund VIII, Ltd., as tenants-in-common, sold the Property in Libertyville, Illinois and reinvested the liquidating distribution from the sale to acquire an IHOP Property in Buffalo Grove, Illinois, as a new tenancy in common arrangement with the same affiliate. The Partnership owns a 34% interest in this Property.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc., the parent company of the Advisor perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 37 Properties. Of the 37 Properties, 21 are owned by the Partnership in fee simple, 12 are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 21,400 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

                State                             Number of Properties

                Alabama                                        4
                Colorado                                       1
                Florida                                        1
                Georgia                                        2
                Illinois                                       2
                Indiana                                        1
                Louisiana                                      3
                Maryland                                       1
                Michigan                                       1
                Minnesota                                      2
                Mississippi                                    1
                New Hampshire                                  2
                New York                                       1
                North Carolina                                 2
                Ohio                                           3
                Tennessee                                      1
                Texas                                          9
                                                            -----
                TOTAL PROPERTIES                              37
                                                            =====

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $18,878,784 and $19,312,602, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by Restaurant Chain

               Restaurant Chain                      Number of Properties(1)

               Baker's Square                                       1
               Bennigan's                                           1
               Burger King                                         15
               Captain D's                                          1
               Denny's                                              2
               Golden Corral                                        3
               Hardee's                                             4
               IHOP                                                 3
               Johnnies                                             1
               Shoney's                                             2
               Taco Cabana                                          4
                                                                 -----
               TOTAL PROPERTIES                                    37
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

         As of December 31, 2002, 2001, 2000, 1999 and 1998, the Properties were 92%, 95%, 100%, 98%, and 98%, occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                    2002              2001              2000               1999               1998
                                -------------     -------------    ---------------     --------------     --------------
Rental Revenues (1)(2)           $ 2,883,076       $ 2,805,847        $ 3,104,235        $ 3,168,448        $ 3,473,845
Properties (2)                            34                37                 40                 42                 41
Average Rent per
    Property                       $  84,796         $  75,834          $  77,606          $  75,439          $  84,728

(1) Rental revenues includes the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002, one of which sold in February 2003 for the next ten years and thereafter.

                                                                 Percentage of
             Expiration         Number          Annual Rental     Gross Annual
               Year           of Leases          Revenues        Rental Income
             -------------  -------------    -----------------   --------------

              2003                --                    --                 --
              2004                --                    --                 --
              2005                 6           $   500,106             18.50%
              2006                 8               626,400             23.17%
              2007                --                    --                 --
              2008                --                    --                 --
              2009                --                    --                 --
              2010                --                    --                 --
              2011                 9               725,840             26.84%
              2012                --                    --                 --
              Thereafter          11               851,659             31.49%
                               ------       ------------------      -----------
              Total (1)           34          $  2,704,005            100.00%
                               ======       ==================      ===========

(1) Excludes three Properties which were vacant at December 31, 2002, one of which was sold in February 2003.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

         Carrols Corp leases five Burger King restaurants and four Taco Cabana restaurants. The initial term of each lease ranges from 12 to 20 years (expiring between 2011 and 2020) and the average minimum base annual rent is approximately $101,800 (ranging from approximately $85,700 to $138,100).

         Flagstar Enterprises, Inc. leases three Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2011) and the average minimum base annual rent is approximately $70,400 (ranging from approximately $57,600 to $85,400).

         Burger King Corp. leases nine Burger King restaurants with an initial term of 14 years (expiring between 2005 and 2006) and the average minimum base annual rent is approximately $101,200 (ranging from approximately $79,400 to $134,100).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 10, 2003, there were 3,396 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                               2002 (1)                                2001 (1)
                                  -----------------------------------     ------------------------------------
                                    High          Low        Average        High         Low         Average
                                  ---------     --------    ----------    ----------   ---------    ----------
          First Quarter              $ 9.00       $ 6.00        $  6.81       $ 8.06      $ 6.36        $  7.22
          Second Quarter               7.30         6.80          7.08          7.23        6.62          6.86
          Third Quarter                7.80         7.14          7.44          7.29        6.00          6.70
          Fourth Quarter              10.62         7.28          8.59          6.14        6.14          6.14

(1)      A total of 17,811 and 12,230 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions in the aggregate amounts of $3,150,004 to the Limited Partners. Distributions of $787,501 were declared at the close of each of the Partnership's calendar quarters during 2002 and 2001 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                             2002             2001            2000            1999           1998
                                       ----------------- --------------- --------------- --------------- -------------
Year ended December 31:

Continuing Operations (5):
    Revenues                               $  1,967,240     $ 2,069,145     $ 2,391,502     $ 2,341,846    $2,595,206
    Equity in earnings of joint
      ventures                                1,199,146         753,457         674,930         606,337       596,166
    Income from continuing
      operations (1) (2)                      2,550,412       2,021,348       1,767,845       2,274,697     2,133,668

Discontinued Operations (5):
     Revenues (1)                                91,459          92,796         107,825         134,514       176,913
     Income (Loss) from
      discontinued operations (3)(4)            178,553         (29,442 )        82,935         110,370       153,030

Net income                                    2,728,965       1,991,906       1,850,780       2,385,067     2,286,698

Net income (loss)  per Unit:
     Continuing operations                   $     0.73       $    0.58       $    0.51       $    0.65      $   0.61
     Discontinued operations                       0.05           (0.01 )          0.02            0.03          0.04
                                       ----------------- --------------- --------------- --------------- -------------
      Total                                  $     0.78       $    0.57       $    0.53       $    0.68      $   0.65
                                       ================= =============== =============== =============== =============

Cash distribution declared                 $  3,150,004     $ 3,150,004     $ 3,150,004     $ 3,150,004    $3,220,004
Cash distributions declared per
    Unit                                           0.90            0.90            0.90            0.90          0.92


At December 31:
    Total assets                          $  26,450,142     $26,859,177    $ 28,132,613    $ 29,443,276   $30,099,078
    Total partners' capital                  25,570,620      25,991,659      27,149,757      28,448,981    29,213,918

(1) Income from continuing operations includes $381,828, $400,799, and $582,375, for the years ended December 31, 2002, 2001, and 1998, respectively, from provisions for write-down of assets.

(2) Income from continuing operations includes $456,143, $298,795, and $75,997 for the years ended December 31, 2002, 2001, and 1999, respectively, from gains on sale of assets and $730,668 for the year ended December 31, 2000 from loss on sale of assets.

(3) Income from discontinued operations includes $58,459 and $62,126, for the years ended December 31, 2002 and 2001, respectively, from provisions for write-down of assets.

(4) Income from discontinued operations includes $185,632 from gain on sale of assets for the year ended December 31, 2002.

(5) Certain items in prior years' financial statement have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $57,600 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2000, the Partnership owned 23 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2001, the Partnership owned 21 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 21 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,656,608, $2,835,733, and $2,844,067, for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in cash from operating activities during 2002 and 2001, as compared to the previous year was a result of changes in income and expenses and changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         During 2000, the Partnership sold its Property in Williamsville, New York, to a third party and received net sales proceeds of $693,350, resulting in a loss of $27,391. In August 2000, the Partnership reinvested a portion of the net sales proceeds in a Property in Libertyville, Illinois, with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common. The Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership owned a 34% interest in the Property. In September 2002, the Partnership and CNL VIII sold this Property to a third party and received net sales proceeds of approximately $1,630,400, resulting in a gain of approximately $199,300 to the tenancy in common. In September 2002, the Partnership used the liquidating distribution from the sale of this Property to acquire an IHOP Property in Buffalo Grove, Illinois, as a new tenancy in common arrangement with the same affiliate. As of December 31, 2002, the Partnership had contributed approximately $540,200 for a 34% interest in the profits and losses of this Property.

         During 2000, the Partnership sold its Properties in Bluffton and Alliance, Ohio, for a total of $500,000, resulting in a loss of $703,277. The Partnership accepted two promissory notes in the aggregate amount of $500,000, collateralized by a mortgage on the respective Property. The promissory notes bear an interest rate of nine percent per annum and are being collected in 96 monthly installments of principal and interest, with balloon payments of $184,652 and $123,102, respectively, due in December 2008. The mortgage note receivable balance relating to these Properties at December 31, 2002 and 2001 was $464,352 and $482,406, respectively, including accrued interest of $3,572 and $3,711, respectively.

         During 2001, the Partnership sold its Properties in Bedford, Indiana and Copley Township, Ohio, each to a third party and received total net sales proceeds of approximately $1,986,200 resulting in a net gain of approximately $298,800. During 2001, the Partnership reinvested these net sales proceeds in a Property in Blaine, Minnesota. The Property was acquired from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the partnership represented the costs incurred by the affiliate to acquire the Property.

         In addition, during 2001, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the General Partners and a Florida limited partnership, as tenants-in-common, sold the Property in Dublin, California, and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership owned a 25% interest in this Property. The Partnership received approximately $424,600 as a liquidating distribution for its pro-rata share of the net sales proceeds. During 2001, the Partnership reinvested these proceeds in a Property in Waldorf, Louisiana, as tenants-in-common, with CNL Income Fund VI, Ltd., and CNL Income Fund XVII, Ltd., each of which is an affiliate of the General Partners and a Florida limited partnership. The Partnership contributed approximately $342,000 for a 15% interest in the profits and losses of the Property.

         During 2002, the Partnership sold its Properties in Greenville, South Carolina and Huntsville, Alabama, each to a third party and received total net sales proceeds of approximately $1,928,300, resulting in a net gain of approximately $456,100. These Properties had been identified for sale as of December 31, 2001. The Partnership reinvested these sales proceeds in a Taco Cabana Property in Dallas, Texas and a Burger King Property in Jackson, Michigan. During 2002, the Partnership also sold its Property in Farragut, Tennessee to a third party and received net sales proceeds of approximately $886,300, resulting in a gain on disposal of discontinued operations of approximately $185,632. This Property was identified for sale during 2002. The Partnership intends to use these proceeds to reinvest in an additional Property.

         During 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina, to the tenant and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. During 2002, the Partnership reinvested the majority of these net sales proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the General Partners. Katy Joint Venture acquired a Taco Cabana Property in Katy, Texas. As of December 31, 2002, the Partnership had contributed approximately $625,000 for a 60% interest in this joint venture.

         During 2002, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain to the joint venture of approximately $500,900. During 2002, the joint venture reinvested the majority of the net sales proceeds from the sale of this Property in a Taco Cabana Property in San Antonio, Texas. The Partnership received approximately $6,000 as a return of capital from the remaining net sales proceeds. The Partnership intends to use this return of capital for working capital needs.

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold its Property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a Property in Dallas, Texas. The Partnership received approximately $27,600 as a return of capital from the remaining net sales proceeds. In addition, in June 2002, CNL Restaurant Investments II sold its Property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds.

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

         The Burger King and IHOP Properties acquired during 2002 were acquired from CNL Net Lease Investors, L.P. ("NLI"), a California Limited Partnership. During 2002, and prior to the Partnership's acquisition of these Properties, CNL Financial LP Holding, LP ("CFN"), a Delaware limited partnership, and CNL Net Lease Investors GP Corp. ("GP Corp"), a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the Properties in Jackson, Michigan and Buffalo Grove, Illinois at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's General Partners.

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

         In December 2002, the Partnership entered into an agreement to sell the Property in Grand Prairie, Texas. In February 2003, the Partnership sold this Property to a third party and received sales proceeds of approximately $286,500, resulting in a loss of approximately $58,500, which the Partnership recorded as of December 31, 2002.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending reinvestment in additional Properties, paying Partnership expenses, or making distributions to the partners. At December 31, 2002, the Partnership had $1,913,142 invested in such short-term investments as compared to $1,247,551 at December 31, 2001. The increase in cash and cash equivalents at December 31, 2002, as compared to December 31, 2001, was primarily due to the fact that the Partnership had not reinvested the sales proceeds it received from the sale of the Property in Farragut, Tennessee. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002 after the payment of distributions and other liabilities will be used to invest in an additional Property and to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,004, for each of the years ended December 31, 2002, 2001, and 2000, respectively. This represents a distribution of $0.90 per Unit for each of the years ended December 31, 2002, 2001, and 2000, respectively. No distributions were made to the General Partners during the years ended December 31, 2002, 2001, and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001, or 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $16,426 and $5,878, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 10, 2003, the Partnership had reimbursed the affiliates these amounts. Other liabilities, including distributions payable, were $863,096 at December 31, 2002, as compared to $861,640 at December 31, 2001. The General Partners believe the Partnership has sufficient cash on hand to meet current working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $1,841,581 during the year ended December 31, 2002, as compared to $1,897,733 during the same period of 2001. The decrease in rental revenues during 2002 was partially due to the 2001 and 2002 sales of several Properties. The decrease was partially offset by the fact that between December 2001 and September 2002 the Partnership reinvested a portion of these sales proceeds in three additional Properties.

         Rental revenues during 2002 were also lower because the tenant of the Property in Wildwood, Florida, ceased making rental payments and vacated the Property in April 2001. In July 2001, the Partnership and the tenant terminated the lease and the Partnership stopped recording rental revenues. In addition, during 2002, the tenant of the Property in North Baltimore, Ohio terminated the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. The General Partners are currently seeking replacement tenants for these Properties. The lost revenues resulting from the vacant Properties will have an adverse effect on the results of operations of the Partnership, until the Partnership is able to re-lease or sell them.

         During 2001, the Partnership collected and recognized as income $63,485 in lease termination income, from the tenant of two Properties that were sold during 2000 in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease.

         The Partnership also earned $37,146 in contingent rental income during the year ended December 31, 2002, as compared to $19,780 during the same period of 2001. Contingent rental income was higher during 2002, as a result of an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income. The Partnership also earned $88,513 in interest and other income during the year ended December 31, 2002, as compared to $88,147 during the same period of 2001.

         The Partnership also earned $1,199,146 in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer during the year ended December 31, 2002, as compared to $753,457 during the same period of 2001. Net income earned by joint ventures was higher during 2002 partially because CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, and the Partnership and CNL VIII, as tenants-in-common, in which the Partnership owns a 34% interest, each sold one Property, and CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold two Properties. These sales resulted in a net gain of $1,330,172 to the joint ventures. During 2002, the majority of these net sales proceeds were reinvested, either by the joint ventures or Partnership in other Properties, as described above.

         During 2002, four of the Partnership's lessees, Carrols Corp., Flagstar Enterprises, Inc., Burger King Corp, and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of rental revenues from joint ventures and Properties owned as tenants-in-common). As of December 31, 2002, Carrols Corp. was the lessee under leases relating to nine restaurants, Flagstar Enterprises, Inc. was the lessee under leases relating to three restaurants, Burger King Corp. was the lessee under leases relating to the nine restaurants and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Carrols Corp. Burger King Corp. and Golden Corral Corporation will each continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, four Restaurant Chains, Burger King, Hardee's, Shoney's, and Golden Corral, each accounted for more than ten percent of the Partnership's rental revenues and mortgage interest during 2002 (including the Partnership's share of the rental revenues from joint ventures and Properties owned as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses including depreciation and amortization expense and provision for write-down of assets, were $1,072,117 during the year ended December 31, 2002, as compared to $1,100,049 during the same period of 2001. Operating expenses were higher during 2001 partially because the Partnership recorded a provision for write-down of assets of approximately $400,800 relating to the vacant Property in Wildwood, Florida. During 2002, the Partnership recorded an additional provision for write-down of assets of approximately $381,800 relating to the Properties in Wildwood, Florida and North Baltimore, Ohio. The tenants vacated the Properties and ceased payment of rents under the terms of their respective lease agreements, as described above. The provisions represented the difference between the net carrying value of each Property and their estimated fair values. The decrease in operating expenses during 2002 was also partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. During the years ended December 31, 2002 and 2001, the Partnership incurred Property expenses such as real estate taxes, insurance and repairs and maintenance relating to the vacant Properties in Wildwood, Florida and North Baltimore, Ohio. The Partnership will continue to incur these expenses until the Properties are re-leased or sold.

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

         In connection with the sales of the Properties in Huntsville, Alabama and Greenville, South Carolina, the Partnership recognized a net gain of approximately $456,100 during 2002. These Properties were identified for sale as of December 31, 2001. In connection with the sales, during 2001, of the Properties in Bedford, Indiana and Copley Township, Ohio, the Partnership recognized a gain of approximately $298,800.

         During the year ended December 31, 2002, the Partnership identified two Properties, one in Farragut, Tennessee and one in Grand Prairie, Texas, that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. In December 2002, the Partnership sold the Property in Farragut, Tennessee and received net sales proceeds of approximately $886,300, resulting in a gain on disposal of discontinued operations of approximately $185,600. In connection with the anticipated sale of the Property in Grand Prairie, Texas, the Partnership recorded a provision for write-down of assets of approximately $58,500 during the year ended December 31, 2002. The Partnership had also recorded a provision for write-down of assets relating to this Property during the year ended December 31, 2001, when the tenant of this Property experience financial difficulties, filed for bankruptcy and rejected the lease relating to the Property. The provisions represented the difference between the Property's net carrying value and its estimated fair value. In February 2003, the Partnership sold this Property. The Partnership intends to reinvest the net sales proceeds from these two sales in additional Properties.

         In addition, during the year ended December 31, 2002, three of the joint ventures and a tenancy in common in which the Partnership is a co-partner, identified and sold five Properties that also met the criteria of this standard, resulting in a net gain on disposal of assets of approximately $1,330,200 to the joint ventures and tenancy in common. The Partnership recorded its pro-rata share of this gain as equity in earnings of joint ventures. The majority of the net sales proceeds from these five sales were reinvested in additional
Properties and a portion of the net sales proceeds was returned to the Partnership as a return of capital. The financial results of these five Properties were classified as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts is included in equity in earnings of joint ventures in the accompanying financial statements

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $1,897,733 during the year ended December 31, 2001, as compared to $2,268,511 during the same period of 2000. The decrease in rental revenues during 2001 was partially due to the sales of several
Properties in 2001 and 2000. During 2001, the tenant of the Property in Wildwood, Florida, ceased making rental payments and vacated the Property in April 2001, as described above. Rental revenues were higher during 2000 because the Partnership collected and recognized, as income, past due rental and other amounts relating to the Properties in Bluffton and Alliance, Ohio. These two Properties were sold during 2000.

         The Partnership also earned $19,780, in contingent rental income during the year ended December 31, 2001, as compared to $65,269 during the same period of 2000. Contingent rental income was lower during 2001 because of a decrease in gross sales of certain restaurant Properties requiring the payment of contingent rental income. The Partnership also earned $88,147 in interest and other income during the year ended December 31, 2001, as compared to $57,722 during the same period of 2000. Interest and other income were higher during 2001 because the Partnership earned interest from the two mortgage note receivables relating to the 2000 sales of the Properties in Bluffton and Alliance, Ohio.

         The Partnership earned $753,457 in income attributable to net income earned by joint ventures during the year ended December 31, 2001, as compared to $674,930 during the same period of 2000. Net income earned by joint ventures was higher during 2001 partially because the Partnership acquired an interest in a Property in Libertyville, Illinois, as tenants-in-common with affiliates of the General Partners in August 2000. In addition, in June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 25% interest resulting in a gain, to the tenancy in common of approximately $158,100. The Partnership received its pro-rata share of the net sales proceeds from the sale as a liquidating distribution. In July 2001, the Partnership reinvested a portion of the liquidating distribution in an additional Property, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund XVII, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,100,049, during the year ended December 31, 2001, as compared to $567,919 during the same period of 2000. Operating expenses were higher during 2001 because the Partnership recorded a provision for write-down of assets of approximately $400,800 relating to the Property in Wildwood, Florida. The tenant vacated this Property and ceased payment of rents under the terms of its lease agreement, as described above. The provision represented the difference between the net carrying value of the Property at December 31, 2001 and its estimated fair value. In addition, during 2001 and 2000 the Partnership incurred Property expenses such as real estate taxes, insurance, repairs and maintenance and legal fees relating to the vacant Property.

         Operating expenses were also higher during 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to higher state taxes in a state in which the Partnership conducts business.

         During 2000, the Partnership incurred $32,540 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF. On March 1, 2000, the merger discussions were terminated.

         In connection with the sales of the Properties in Bluffton and Alliance, Ohio the Partnership recognized a loss of $730,668 during the year ended December 31, 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Partnership accepted two promissory notes in conjunction with the sale of two Properties. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 2002, approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of adverse changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                  Mortgage Note
                                                   Fixed Rate
                                                ------------------

                         2003                         $  19,620
                         2004                            21,370
                         2005                            23,521
                         2006                            25,759
                         2007                            27,348
                         Thereafter                     343,162
                                                  ----------------

                                                      $ 460,780
                                                  ================


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                    Page

Report of Independent Certified Public Accountants                   21

Financial Statements:

     Balance Sheets                                                  22

     Statements of Income                                            23

     Statements of Partners' Capital                                 24

     Statements of Cash Flows                                     25-26

     Notes to Financial Statements                                27-41

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund IX, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund IX, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP


Orlando, Florida
January 31, 2003, except for Note 13, for which the date is February 28, 2003

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                    December 31,
                                                                             2002                    2001
                                                                     ---------------------    -------------------
                         ASSETS

Real estate properties with operating leases, net                         $   13,436,040          $  13,102,325
Net investment in direct financing leases                                      2,444,483              2,807,303
Real estate held for sale                                                        286,256              1,062,405
Investment in joint ventures                                                   7,337,667              7,324,599
Mortgage notes receivable                                                        464,352                482,406
Cash and cash equivalents                                                      1,913,142              1,247,551
Receivables, less allowance for doubtful accounts of
     $15,296 in 2001                                                              31,471                 32,171
Due from related parties                                                           6,265                  4,872
Accrued rental income                                                            505,561                785,025
Other assets                                                                      24,905                 10,520
                                                                     ---------------------    -------------------

                                                                          $   26,450,142          $  26,859,177
                                                                     =====================    ===================


            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                           $      25,394            $     7,190
Real estate taxes payable                                                          7,978                  7,853
Distributions payable                                                            787,501                787,501
Due to related parties                                                            16,426                  5,878
Rents paid in advance and deposits                                                42,223                 59,096
                                                                     ---------------------    -----------------------
         Total liabilities                                                       879,522                867,518

Commitments (Note 12)

Partners' capital                                                             25,570,620             25,991,659
                                                                     ---------------------    -----------------------

                                                                          $   26,450,142         $   26,859,177
                                                                     =====================    =======================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year ended December 31,
                                                                       2002              2001               2000
                                                                  ---------------   ----------------   ---------------
Revenues:
   Rental income from operating leases                              $ 1,533,555        $ 1,507,209       $ 1,761,432
   Earned income from direct financing leases                           308,026            390,524           507,079
   Contingent rental income                                              37,146             19,780            65,269
   Lease termination income                                                  --             63,485                --
   Interest and other income                                             88,513             88,147            57,722
                                                                  ---------------   ----------------   ---------------
                                                                      1,967,240          2,069,145         2,391,502
                                                                  ---------------   ----------------   ---------------
Expenses:
    General operating and administrative                                257,230            302,960           178,800
    Property expenses                                                    81,801             68,616            45,515
    State and other taxes                                                43,648             35,739            22,725
    Depreciation and amortization                                       307,610            291,935           288,339
    Provision for write-down of loss of assets                          381,828            400,799                --
    Transaction costs                                                        --                 --            32,540
                                                                  ---------------   ----------------   ---------------
                                                                      1,072,117          1,100,049           567,919
                                                                  ---------------   ----------------   ---------------

Income  Before  Gain  (Loss) on Sale of Assets  and Equity in
    Earnings of Joint Ventures                                          895,123            969,096         1,823,583

Gain (Loss) on Sale of Assets                                           456,143            298,795          (730,668 )

Equity in Earnings of Joint Ventures                                  1,199,146            753,457           674,930
                                                                  ---------------   ----------------   ---------------

Income from Continuing Operations                                     2,550,412          2,021,348         1,767,845
                                                                  ---------------   ----------------   ---------------

Discontinued Operations (Note 5):
    Income (loss) from discontinued operations                           (7,079 )          (29,442 )          82,935
    Gain on disposal of discontinued operations                         185,632                 --                --
                                                                  ---------------   ----------------   ---------------
                                                                        178,553            (29,442 )          82,935
                                                                  ---------------   ----------------   ---------------

Net Income                                                          $ 2,728,965        $ 1,991,906       $ 1,850,780
                                                                  ===============   ================   ===============

Income (Loss) Per Limited Partner Unit
    Continuing Operations                                             $    0.73          $    0.58         $    0.51
    Discontinued Operations                                                0.05              (0.01 )            0.02
                                                                  ---------------   ----------------   ---------------

    Total                                                             $    0.78          $    0.57         $    0.53
                                                                  ===============   ================   ===============

Weighted Average Number of Limited Partner Units
    Outstanding                                                       3,500,000          3,500,000         3,500,000
                                                                  ===============   ================   ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001 and 2000


                                            General Partners                                Limited Partners
                                    ----------------------------- -----------------------------------------------------------
                                                     Accumulated                                  Accumulated     Syndication
                                    Contributions     Earnings    Contributions   Distributions     Earnings        Costs
                                    -------------    ------------ -------------   -------------   ------------   ------------
Balance, December 31, 1999             $   1,000     $ 237,417   $ 35,000,000   $ (26,210,595 )    $ 23,611,159   $ (4,190,000 )

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                          --            --             --      (3,150,004 )              --             --
    Net income                                --            --             --              --         1,850,780             --
                                     ------------   -----------  -------------  --------------    --------------  -------------

Balance, December 31, 2000                 1,000       237,417     35,000,000     (29,360,599 )      25,461,939     (4,190,000 )

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                          --            --             --      (3,150,004 )              --             --
    Net income                                --            --             --              --         1,991,906             --
                                     ------------   -----------  -------------  --------------    --------------  -------------

Balance, December 31, 2001                 1,000       237,417     35,000,000     (32,510,603 )      27,453,845     (4,190,000 )

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                          --            --             --      (3,150,004 )              --             --
    Net income                                --            --             --              --         2,728,965             --
                                     ------------   -----------  -------------  --------------    --------------  -------------

Balance, December 31, 2002             $   1,000     $ 237,417   $ 35,000,000   $ (35,660,607 )    $ 30,182,810   $ (4,190,000 )
                                     ============   ===========  =============  ==============    ==============  =============

                See accompanying notes to financial statements.

      Total
 --------------

    $ 28,448,981



      (3,150,004 )
       1,850,780
   --------------

      27,149,757



      (3,150,004 )
       1,991,906
   --------------

      25,991,659



      (3,150,004 )
       2,728,965
   --------------

    $ 25,570,620
   ==============

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                       2002               2001              2000
                                                                  ---------------    ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows Provided by Operating Activities:
   Net income                                                        $ 2,728,965        $ 1,991,906       $ 1,850,780
                                                                  ---------------    ---------------    --------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                    321,943            313,377           310,696
         Amortization of investment in direct financing
            leases                                                        80,601             71,154            69,297
         Amortization                                                         --              1,375             1,500
         Equity in earnings of joint ventures, net of
            distributions                                               (331,747 )          118,290           138,268
         Loss (gain) on sale of assets                                  (641,775 )         (298,795 )         730,668
         Provision for write-down of assets                              440,287            462,925                --
         Decrease (increase) in receivables                                  700            279,491          (205,220 )
         Decrease (increase) in interest receivable                          139                127            (3,838 )
         Decrease (increase) in due from related parties                  (1,393 )            3,963            (8,835 )
         Decrease (increase) in accrued rental income                     61,269             (4,216 )         (27,263 )
         Decrease (increase) in other assets                             (14,385 )           11,474              (547 )
         Increase (decrease) in accounts payable and
            real estate taxes payable                                     18,329            (25,854 )         (74,358 )
         Increase (decrease) in due to related parties                    10,548            (94,968 )          38,780
         Increase  (decrease)  in rents  paid in advance
            and deposits                                                 (16,873 )            5,484            24,139
                                                                  ---------------    ---------------    --------------
                 Total adjustments                                       (72,357 )          843,827           993,287
                                                                  ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                              2,656,608          2,835,733         2,844,067
                                                                  ---------------    ---------------    --------------

    Cash Flows from Investing Activities:
      Proceeds from sale of assets                                     2,814,625          1,986,253           693,350
      Additions to real estate properties with
         operating leases                                             (1,992,232 )       (1,357,599 )              --
      Collections on mortgage notes receivable                            17,915             21,305                --
      Investment in joint ventures                                    (1,165,235 )         (342,075 )        (494,581 )
      Return of capital from joint venture                               929,590                 --                --
      Liquidating distribution from joint venture                        554,324            424,600                --
                                                                  ---------------    ---------------    --------------
         Net cash provided by investing activities                     1,158,987            732,484           198,769
                                                                  ---------------    ---------------    --------------

    Cash Flows from Financing Activities:
      Distributions to limited partners                               (3,150,004 )       (3,150,004 )      (3,150,004 )
                                                                  --------------     ---------------    --------------
         Net cash used in financing activities                        (3,150,004 )       (3,150,004 )      (3,150,004 )
                                                                  ---------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                     665,591            418,213          (107,168 )

Cash and Cash Equivalents at Beginning of Year                         1,247,551            829,338           936,506
                                                                  ---------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                             $ 1,913,142        $ 1,247,551        $  829,338
                                                                  ===============    ===============    ==============


                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31:
                                                                      2002             2001            2000
                                                                   ------------    -------------    ------------
   Supplemental Schedule of Non-Cash Investing and
       Financing Activities:

   Mortgage notes accepted in exchange for sale of assets               $   --           $   --       $ 500,000
                                                                   ============    =============    ============

   Distributions declared and unpaid at December 31                  $ 787,501        $ 787,501       $ 787,501
                                                                   ============    =============    ============

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease generally - The Partnership records real estate property acquisitions of land and buildings at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

         During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities $261,700, $257,100, and $277,600, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in four joint ventures and properties in Englewood, Colorado; Waldorf, Maryland; Montgomery, Alabama and Buffalo Grove, Illinois for which the properties are held as tenants-in-common with affiliates, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease costs associated with negotiating a new lease and are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:

         Real estate properties with operating leases consisted of the following at December 31:

                                                    2002            2001
                                              ---------------   --------------

            Land                                $  6,555,203    $   6,510,989
            Buildings                              8,964,617        8,704,947
                                              ---------------   --------------
                                                  15,519,820       15,215,936
            Less accumulated depreciation         (2,083,780)      (2,113,611)
                                              ---------------   --------------

                                               $  13,436,040    $  13,102,325
                                              ===============   ==============

         During 2001, the Partnership sold its property in Bedford, Indiana, for which the building was classified as a direct financing lease, to the tenant, in accordance with the purchase option under the lease agreement. In November 2001, the Partnership sold its property in Copley Township, Ohio to a third party. The Partnership received net sales proceeds of approximately $1,986,200, from these two sales, resulting in a total gain of approximately $298,800. In December 2001, the Partnership reinvested these net sales proceeds in a property in Blaine, Minnesota. This property was acquired from CNL Funding 2001-A, LP, an affiliate of the general partners.

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $150,000 relating to the property in Wildwood, Florida. The tenant of this property vacated the property and ceased restaurant operations. During the year ended December 31, 2002, the Partnership recorded an additional provision for write-down of assets of approximately $321,600. The total provision represented the difference between the net carrying value of the property at December 31, 2002 and its estimated fair.

         During 2002, the Partnership sold its properties in Greenville, South Carolina, and Huntsville, Alabama, each to a third party and received net sales proceeds of approximately $1,928,300, resulting in a gain of approximately $456,100. These properties had been identified for sale as of December 31, 2001. During 2002, the Partnership reinvested these net sales proceeds in a property in Dallas, Texas and a property in Jackson, Michigan, at an approximate total cost of $1,992,200. The Partnership acquired each of these properties from affiliates of the general partners.

         During 2002, the tenant of the property in North Baltimore, Ohio terminated its lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. As a result, the Partnership reclassified the related asset from net investment in direct financing leases to real estate properties with operating leases and recorded a provision for write-down of assets of approximately $60,200. The provision represented the difference between the net carrying value of the property at December 31, 2002 and its estimated fair value.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000



2.       Real Estate Properties with Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                        2003                             $ 1,588,353
                        2004                               1,589,838
                        2005                               1,600,353
                        2006                               1,176,467
                        2007                                 960,999
                        Thereafter                         6,935,898
                                                    -----------------

                                                       $  13,851,908
                                                    =================

3.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                               2002           2001
                                                          --------------  --------------
             Minimum lease payments receivable             $  3,238,857     $ 4,182,420
             Estimated residual values                        1,016,893       1,093,932
             Less unearned income                            (1,811,267)     (2,469,049)
                                                          --------------  --------------

             Net investment in direct financing leases     $  2,444,483     $ 2,807,303
                                                          ==============  ==============

         During the year ended December 31, 2001, the Partnership recorded a provision of approximately $250,900 for an impairment in the carrying value of the property in Wildwood, Florida, due to the tenant vacating the property and ceasing operations. The provision represented the difference between the net carrying value of the property and its estimated fair value. In July 2001, the Partnership and the tenant terminated its lease. As a result, the Partnership reclassified the building portion of the asset from net investment in direct financing leases to land and buildings on operating leases. No loss on termination of direct financing lease was recorded.

         In July 2001, the Partnership sold its property in Bedford, Indiana, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000



3.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2002:

                         2003                                $   349,478
                         2004                                    349,478
                         2005                                    349,478
                         2006                                    357,921
                         2007                                    385,159
                         Thereafter                            1,447,343
                                                        -----------------

                                                            $  3,238,857
                                                        =================

4.       Investment in Joint Ventures:

         The Partnership has a 45.2%, 50%, and 27.33% interest in the profits and losses of CNL Restaurant Investments II, CNL Restaurant Investments III, and Ashland Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also owns a 67% interest and a 29% interest in a property in Englewood, Colorado, and Montgomery, Alabama, each as tenants-in-common with an affiliate of the general partners.

         In June 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the IHOP property in Dublin, California for approximately $1,743,300, resulting in a gain, to the tenancy in common, of approximately $158,100. The Partnership owned a 25% interest in this property. The Partnership received approximately $424,600 as a liquidating distribution for its pro-rata share of the net sales proceeds received by the tenancy in common. In July 2001, the Partnership reinvested these proceeds in a property in Waldorf, Maryland as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners. As of December 31, 2002, the Partnership had contributed approximately $342,100 for a 15% interest in the property. The Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest.

         In September 2002, the Partnership and CNL Income Fund VIII, Ltd., as tenants-in-common, sold the property in Libertyville, Illinois a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain, to the tenancy in common, of approximately $199,300. The Partnership owned a 34% interest in this property. The Partnership received approximately $554, 300 as a liquidating distribution for its pro-rata share of the net sales proceeds. In September 2002, the Partnership reinvested these proceeds in a property in Buffalo Grove, Illinois, as a new tenancy in common with CNL Income Fund

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

         VIII, Ltd. As of December 31, 2002, the Partnership had contributed approximately $540,200 for a 34% interest in this property. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners. The Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest.

         In May 2002, CNL Restaurant Investments III sold its Burger King property in Greensboro, North Carolina, to the tenant and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In June 2002, the Partnership reinvested the majority of these proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners. Katy Joint Venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund XVII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership had contributed approximately $625,000 for a 60% interest in this joint venture.

         In June 2002, Ashland Joint Venture sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain to the joint venture of approximately $500,900. In June 2002, the joint venture reinvested the majority of the net sales proceeds from the sale of this property in a property in San Antonio, Texas. The joint venture acquired the property from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership received approximately $6,000 as a return of capital from the remaining net sales proceeds.

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a Property in Dallas, Texas. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership received approximately $27,600 as a return of capital from the remaining net sales proceeds. In addition, in June 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds.

         The financial results relating to the properties in Greensboro, North Carolina; Ashland, New Hampshire; Columbus, Ohio; Pontiac, Michigan; and Libertyville, Illinois are reflected as Discontinued Operations in the condensed financial information below.

         CNL Restaurant Investments II and CNL Restaurant Investments III each own and lease five properties to operators of national fast-food and family-style restaurants. Ashland Joint Venture and Katy Joint Venture each own and lease one property to operators of national fast-food and family-style restaurants. The Partnership and affiliates, as tenants-in-common, own and lease four properties to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

                                                           December 31,                     December 31,
                                                               2002                             2001
                                                       ---------------------             --------------------
              Real estate properties with operating         $    14,485,948                   $   10,649,307
                   leases, net
              Net investment in direct financing
                   leases                                         2,810,584                        1,856,650
              Real estate held for sale                                  --                        4,986,544
              Cash                                                   16,192                           50,255
              Receivables                                               518                           12,385
              Accrued rental income                                 261,781                           85,477
              Other assets                                           27,711                           24,302
              Liabilities                                             7,146                            2,033
              Partners' capital                                  17,595,588                       17,662,887

                                                                     Year Ended December 31,
                                                           2002              2001               2000
                                                      ----------------  ----------------  ------------------

             Revenues                                    $  1,760,740      $  1,421,037       $   1,440,910
             Expenses                                        (335,652 )        (267,865 )          (282,452 )
                                                      ----------------  ----------------  ------------------
                  Income from continuing operations         1,425,088         1,153,172           1,158,458
                                                      ----------------  ----------------  ------------------

             Discontinued operations:
                  Revenues                                    292,527           600,733             492,479
                  Expenses                                    (50,042 )        (146,618 )          (130,774 )
                  Gain on disposal of assets                1,330,172                --                  --
                                                      ----------------  ----------------  ------------------
                                                            1,572,657           454,115             361,705
                                                      ----------------  ----------------  ------------------

             Net Income                                  $  2,997,745      $  1,607,287       $   1,520,163
                                                      ================  ================  ==================


         The Partnership recognized income of $1,199,146, $753,457, and $674,930 during the year ended December 31, 2002, 2001, and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

5.       Discontinued Operations:

         During 2002, the Partnership entered into two separate agreements, each with a third party to sell its properties in Farragut, Tennessee and Grand Prairie, Texas. In December 2002, the Partnership sold the property in Farragut, Tennessee and received net sales proceeds of approximately $886,300, resulting in a gain on disposal of discontinued operations of approximately $185,600. The Partnership reclassified the asset relating to the Grand Prairie, Texas property from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property was identified for sale. In connection with the anticipated sale of this property, the Partnership recorded a provision for write-down of assets of approximately $58,500 during the year ended December 31, 2002.

                           CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Discontinued Operations - Continued:

         In February 2003, the Partnership sold this property. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                               Year Ended December 31,
                                                    2002                2001                 2000
                                              -----------------    ----------------    ------------------
          Rental revenues                            $  91,459           $  92,796           $   107,825
          Expenses                                     (40,079 )           (60,112 )             (24,890 )
          Provision for write-down of
               assets                                  (58,459 )           (62,126 )                  --
          Gain (loss) on disposal of assets            185,632                  --                    --
                                              -----------------    ----------------    ------------------
          Income (loss) from discontinued
               operations                            $ 178,553           $ (29,442 )         $    82,935
                                              =================    ================    ==================

6.       Mortgage Notes Receivable:

         In connection with the sale of its properties in Bluffton and Alliance, Ohio during 2000, the Partnership accepted promissory notes in the principal sum of $300,000 and $200,000, respectively, collateralized by a mortgage on the respective property. The promissory notes bear interest at a rate of nine percent per annum and are being collected in 96 equal monthly installments (which include principal and interest) of $3,043 and $2,029 with balloon payments of a $184,652 and $123,102, due in December 2008.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                   2002               2001
                                               -------------      ------------

               Principal balance                 $  460,780        $  478,695
               Accrued interest receivable            3,572             3,711
                                               -------------      ------------

                                                 $  464,352        $  482,406
                                               =============      ============

         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 2002, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

         During each of the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $3,150,004. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                  2002               2001                2000
                                                             ---------------   ------------------   ----------------
           Net income for financial reporting purposes         $ 2,728,965          $ 1,991,906        $ 1,850,780

           Effect timing differences relating to
              depreciation                                          12,896                2,178            (36,818 )

           Provision for write-down of assets                      440,287              462,925                 --

           Effect timing differences relating to allowance
              for doubtful accounts                                (15,296 )            (67,300 )           26,700

           Direct financing leases recorded as operating
              leases for tax reporting purposes                     80,601               71,154             69,297

           Effect timing differences relating to
              gains/losses on sales of real estate                (148,916 )             40,172            (30,636 )

           Effect timing differences relating to equity in
                earnings of joint ventures                        (392,715 )            (57,919 )          (18,522 )

           Deduction of transaction costs for tax reporting
                purposes                                                --                   --           (200,150 )

           Accrued rental income                                    61,269               (4,216 )          (27,263 )

           Rents paid in advance                                   (16,873 )              5,484             24,139
                                                             ---------------   ------------------   ----------------

           Net income for federal income tax purposes          $ 2,750,218          $ 2,444,384        $ 1,657,527
                                                             ===============   ==================   ================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred and are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold no management fees were incurred during the years ended December 31, 2002, 2001 and 2000.

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

         During the years ended December 31, 2002, 2001, and 2000, the Advisor and its affiliate provided accounting and administrative services. The Partnership incurred $175,724, $198,105 and $88,741, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         In December 2001, the Partnership acquired a property located in Blaine, Minnesota from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         In June 2002, the Partnership, Ashland Joint Venture, CNL Restaurants II Joint Venture, and Katy Joint Venture each acquired a property from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The purchase price paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions - Continued:

         In September 2002, the Partnership acquired a property in Jackson, Michigan from CNL Net Lease Investors, L.P. ("NLI"). In addition, in September 2002, the Partnership and CNL VIII acquired a property in Buffalo Grove, Illinois from NLI. During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the properties in Jackson, Michigan and Buffalo Grove, Illinois at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the properties. Each CNL entity is an affiliate of the Partnership's general partners.

         The amount due to related parties at December 31, 2002 and 2001, totaled $16,426 and $5,878, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental revenues and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of rental revenues from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                              2002              2001             2000
                                                         ---------------    -------------    --------------
                   Golden Corral Corp.                        $ 534,672        $ 537,236         $ 548,289
                   Burger King Corp.                            525,778          643,939           637,301


                   Carrols Corp. and Texas Taco
                        Cabana, LP (under common
                        control of Carrols Corp.)               488,457          318,060           320,890
                   Flagstar Enterprises, Inc.                   289,914          361,770           363,872

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of rental revenues from joint ventures and properties held as tenants-in-common with affiliate) for each of the years ended December 31:

                                                             2002               2001             2000
                                                       -----------------    -------------    --------------
                   Burger King                              $   978,433      $ 1,062,392       $ 1,062,122
                   Golden Corral Family
                       Steakhouse Restaurant                    534,672          537,236           548,289
                   Hardee's                                     357,105          429,975           433,587
                   Shoney's                                     312,009          391,170           505,821

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                   2002 Quarter                First          Second          Third         Fourth         Year
         ---------------------------------- -------------  -------------  -------------- -------------  ------------
         Continuing Operations (1):
              Revenues                         $ 482,615      $ 464,162      $  531,987     $ 488,476    $1,967,240
              Equity in earnings of joint
                ventures                         161,236        605,482         258,544       173,884     1,199,146
              Income from continuing
                operating                        445,231        798,867         862,440       443,874     2,550,412
         Discontinued operations (1):
              Revenues                            23,237         23,237          24,005        20,980        91,459
              Income from discontinued
                operations                        16,359         14,380          12,575       135,239       178,553

         Net Income                              461,590        813,247         875,015       579,113     2,728,965

         Net Income per limited partner
           unit:

              Continuing operations             $   0.13       $   0.23       $    0.25      $   0.12      $   0.73
              Discontinued operations                 --             --              --          0.05          0.05
                                            -------------  -------------  -------------- -------------  ------------
                  Total                         $   0.13       $   0.23       $    0.25      $   0.17      $   0.78
                                            =============  =============  ============== =============  ============

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data - Continued:

                  2001 Quarter               First         Second          Third          Fourth           Year
         -------------------------------- ------------- -------------- --------------  --------------   ------------
         Continuing Operations (1):
              Revenues                       $ 600,490      $ 499,220     $  489,560      $  479,875     $2,069,145
              Equity in earnings of
                joint ventures                 170,153        219,479        180,658         183,167        753,457
              Income from continuing
                operations                     362,337        302,702        538,651         817,658      2,021,348
         Discontinued operations (1):
              Revenues                          13,248         33,230         23,239          23,079         92,796
              Income from discontinued
                operations                       7,283         (4,426 )      (49,133 )        16,834        (29,442 )

         Net Income                            369,620        298,276        489,518         834,492      1,991,906

         Net Income (Loss) per limited
           partner unit:

              Continuing operations           $   0.11       $   0.09      $    0.15       $    0.23       $   0.58
              Discontinued operations               --             --          (0.01 )            --          (0.01 )
                                          ------------- -------------- --------------  --------------   ------------
                  Total                       $   0.11       $   0.09      $    0.14       $    0.23       $   0.57
                                          ============= ============== ==============  ==============   ============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. This reclassification had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

12.      Commitment:

         In December 2002, the Partnership entered into an agreement with a third party to sell the Denny's property in Grand Prairie, Texas.

13.      Subsequent Event:

         In February 2003, the Partnership sold the Property in Grand Prairie, Texas to a third party and received sales proceeds of approximately $286,500, resulting in a loss of approximately $58,500, which the Partnership recorded as of December 31, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2002
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive  services:
                                       prevailing  rate at which  comparable       $175,724
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2002
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


In June 2002, the Partnership, Ashland Joint Venture, CNL Restaurants II Joint Venture, and Katy Joint Venture each acquired a Property from CNL Funding 2001-A, LP, an affiliate of the General Partners for an aggregate cost of approximately $4,563,000. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The purchase price paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties. In September 2002, the Partnership acquired a property in Jackson, Michigan from CNL Net Lease Investors, L.P. ("NLI") for an aggregate cost of approximately $961,400. In addition, in September 2002, the Partnership and CNL VIII acquired a property in Buffalo Grove, Illinois from NLI for an aggregate cost of approximately $1,588,800. During 2002, and prior to the Partnership's acquisition of these properties, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the properties in Jackson, Michigan and Buffalo Grove, Illinois at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the properties. Each CNL entity is an affiliate of the Partnership's general partners.

Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                  2002

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

(c)      Not applicable.

(d)      Other Financial Information

         The Partnership is required to file audited financial information of its tenant, Carrols Corporation, as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2002. Carrols Corporation is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

                                              CNL INCOME FUND IX, LTD.

                                              By:CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE, President


                                              By:ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE


                                              By:JAMES M. SENEFF, JR.
                                                 General Partner

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2003
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2003
James M. Seneff, Jr.                     (Principal Executive Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IX, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure  controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any  fraud,   whether  or  not   material,   that  involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
--------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IX, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
-------------------------
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
  2000        Allowance for
                  doubtful
                  accounts (a)        $  55,896          $    --        $   44,281 (b)       $   --         $ 17,581      $ 82,596
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

  2002        Allowance for
                  doubtful
                  accounts (a)        $  15,296          $    --           $    --        $  15,296 (c)       $   --        $   --
                                  ==============  ===============  ================    =============     ============  ============


(a) Deducted from receivables and accrued rental income on the balance sheet.

(b)      Reduction of rental and other income.

(c)      Amounts written off as uncollectible.

                            CNL INCOME FUND IX, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


                                                     Initial Cost           Acquisition
                                          ------------------------ -------------------
                            Encum-                    Buildings andImprove-   Carrying
                            brances          Land      Improvements ments      Costs
                           -------------- ----------- ------------ ---------  --------
Properties the Parnership has
Invested in Under
Operating Leases:

    Baker's Square Restaurant:
      Blaine, Minnesota (g)    -            $567,339     $790,259         -         -

    Burger King Restaurants:
      Shelby, North Carolina (i-             289,663      554,268         -         -
      Maple Heights, Ohio      -             430,563      454,823         -         -
      Suwanee, Georgia         -             437,659            -         -         -
      Watertown, New York      -             360,181      529,594         -         -
      Carrboro, North Carolina -h) (j)       406,768      523,067         -         -
      Jackson, Michigan (l)    -             419,375      542,055         -         -

    Capt D's Restaurant
      Huntsville, Alabama      -             248,976      279,748         -         -

    Denny's Restaurants:
      North Baltimore, Ohio (m)-             133,187      282,219         -         -

    Golden Corral Family
       Steakhouse Restaurants:
       Brownsville, Texas      -             518,605      988,611         -         -
       Tyler, Texas            -             652,103      982,353         -         -
       Albany, Georgia         -             564,576    1,076,633         -         -

    Johnnies Restaurant:
      Wildwood, Florida (k)    -             420,416      451,506         -         -

    Shoney's Restaurants:
      Windcrest, Texas         -             445,983      670,370         -         -
      Grenada, Mississippi     -             335,001      454,723         -         -

    Taco Cabana Restaurants:
      Dallas, Texas (n)        -             485,612      545,192         -         -
                                          ----------- ------------ ---------  --------

                                          $6,716,007   $9,125,421         -         -
                                          =========== ============ =========  ========




Properties of Joint Venture in
    Which the Partnership has
    a 45.2% Interest and has
    Invested in Under
    Operating Leases:
      Taco Cabana Restaurant:
           Dallas, Texas (o)   -             633,492      513,931         -         -
      Burger King Restaurants:
           San Antonio, Texas  -             350,479      623,615         -         -
           Raceland, Louisiana -             174,019      986,879         -         -
           New Castle, Indiana -             264,239      662,265         -         -
           Hastings, Minnesota -             155,553      657,159         -         -
                                          ----------- ------------ ---------  --------

                                          $1,577,782   $3,443,849         -         -
                                          =========== ============ =========  ========


Properties of Joint Venture in
    Which the Partnership has
    a 50% Interest and has
    Invested in Under
    Operating Leases:
      Burger King Restaurants:
           Metairie, Louisiana -             429,883      342,455         -         -
           Lafayette, Louisiana-             350,932      773,129         -         -
           Nashua, New Hampshir-             514,815      838,536         -         -
           Pontiac, Illinois   -             203,095      719,226         -         -
           Dover, New Hampshire-             406,259      998,023         -         -
                                          ----------- ------------ ---------  --------

                                          $1,904,984   $3,671,369         -         -
                                          =========== ============ =========  ========

Property of Joint Venture in Which
    the Parntership has a 27.33%
    Interest and has Invested in
    Under an Operating Lease:
      Taco Cabana Restaurant:
           San Antonio, Texas (-)           $695,797     $647,181         -         -
                                          =========== ============ =========  ========

Property of Joint Venture in Which
    the Parntership has a 60%
    Interest and has Invested in
    Under an Operating Lease:
      Taco Cabana Restaurant:
           Katy, Texas (r)     -             623,066      418,676         -         -
                                          =========== ============ =========  ========

Property in Which the Partnership
     has a 67% Interest as
    Tenants-in-Common and has
    Invested in Under an Operating
    Lease:
      IHOP Restaurant:
           Englewood, Colorado -            $552,590            -         -         -
                                          =========== ============ =========  ========

Property in Which the Partnership
    has a 29% Interest as
    Tenants -in-Common and has
    Invested in Under an Operating
    Lease:
      IHOP Restaurant:
           Montgomery, Alabama -            $584,126            -         -         -
                                          =========== ============ =========  ========

Property in Which the Partnership
    has a 15.00% Interest as
    Tenants -in-Common and has
    Invested in Under an Operating
    Lease:
      Bennigan's Restaurant:
           Waldorf, Maryland   -            $968,984   $1,311,515         -         -
                                          =========== ============ =========  ========

Property in Which the Partnership
     has a 34% Interest as
    Tenants-in-Common and has
    Invested in Under an Operating
    Lease:
      IHOP Restaurant:
           Buffalo Grove, Illin-is (q)      $598,976            -         -         -
                                          =========== ============ =========  ========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:
    Burger King Restaurant:
      Suwanee, Georgia         -                   -     $330,541         -         -

    Hardee's Restaurants:
      Millbrook, Alabama       -             125,703      541,865         -         -
      Greenville, Tennessee    -             127,449      402,926         -         -
      Wooster, Ohio            -             137,427      537,227         -         -
      Auburn, Alabama          -              85,890      364,269         -         -
                                          ----------- ------------ ---------  --------
                                            $476,469   $2,176,828         -         -
                                          =========== ============ =========  ========

Property in Which the Partnership
    has a 67% Interest as Tenants-
    in-Common and has Invested
    In Under a Direct Financing Lease:
      IHOP Restaurant:
           Englewood, Colorado -                   -   $1,008,839         -         -
                                          =========== ============ =========  ========

Property in Which the Partnership
    has a 29% Interest as Tenants-
    in-Common and has Invested
    In Under a Direct Financing Lease:
      IHOP Restaurant:
           Montgomery, Alabama -                   -     $933,873         -         -
                                          =========== ============ =========  ========

Property in Which the Partnership
    has a 34% Interest as
    Tenants -in-Common and has
    Invested in a Direct Financing
    Lease:
      IHOP Restaurant:
           Buffalo Grove, Illin-is (q)             -     $989,820         -         -
                                          =========== ============ =========  ========


                                                                       Life on Which
                                                                       Depreciation in
               Carried at Close of Period (c)        Date              Latest Income
---------------------------------------
               Buildings and            Accumulated  of Con-  Date     Statement is
    Land       Improvements   Total     Depreciation structionAcquired   Computed
-------------  -----------  ----------- -----------  ------   ------   ------------






    $567,339     $790,259   $1,357,598     $28,537   1970     12/01        (b)


     289,663      554,268      843,931     107,228   1985     05/91        (i)
     430,563      454,823      885,386     175,533   1980     06/91        (b)
     437,659           (f)     437,659          (d)  1991     11/91        (d)
     360,181      529,594      889,775     196,603   1986     11/91        (b)
     406,768      523,067      929,835     101,192   1983     12/96        (i)
     419,375      542,056      961,431       8,091   1994     09/02        (b)


     248,977      279,748      528,725     100,963   1989     10/91        (b)


     133,187      282,219      415,406       6,108   1986     11/91        (m)



     518,605      988,611    1,507,216     380,277   1990     06/91        (b)
     652,103      982,353    1,634,456     377,870   1990     06/91        (b)
     564,576    1,076,633    1,641,209     136,702   1998     03/99        (b)


     259,611      290,701      550,312      28,986   1991     08/91        (k)


     445,983      670,370    1,116,353     254,496   1991     08/91        (b)
     335,001      454,723      789,724     170,594   1991     09/91        (b)


     485,612      545,192    1,030,804      10,600   1997     06/02        (b)
-------------  -----------  ----------- -----------

  $6,555,203   $8,964,617   $15,519,820 $2,083,780
=============  ===========  =========== ===========










     633,492      513,931    1,147,423       9,993   1992     06/02        (b)

     350,479      623,615      974,094     234,126   1986     09/91        (b)
     174,019      986,879    1,160,898     370,507   1988     09/91        (b)
     264,239      662,265      926,504     248,637   1988     09/91        (b)
     155,553      657,159      812,712     246,720   1990     09/91        (b)
-------------  -----------  ----------- -----------

  $1,577,782   $3,443,849   $5,021,631  $1,109,983
=============  ===========  =========== ===========








     429,883      342,455      772,338     122,815   1990     03/92        (b)
     350,932      773,129    1,124,061     277,267   1989     03/92        (b)
     514,815      838,536    1,353,351     300,725   1987     03/92        (b)
     203,095      719,226      922,321     257,936   1988     03/92        (b)
     406,259      998,023    1,404,282     357,921   1987     03/92        (b)
-------------  -----------  ----------- -----------

  $1,904,984   $3,671,369   $5,576,353  $1,316,663
=============  ===========  =========== ===========






    $695,797     $647,181   $1,342,978     $12,584   1994     06/02        (b)
=============  ===========  =========== ===========






     623,066      418,676    1,041,742       8,141   1994     06/02        (b)
=============  ===========  =========== ===========







    $552,590           (f)    $552,590          (d)  1996     07/97        (d)
=============               ===========







    $584,126           (f)    $584,126          (d)  1998     11/99        (d)
=============               ===========







    $968,984   $1,311,515   $2,280,499     $65,576   2001     07/01        (b)
=============  ===========  =========== ===========







    $598,976           (f)    $598,976          (d)  1987     09/02        (d)
=============               ===========





           -           (f)          (f)         (d)  1991     11/91        (d)


          (f)          (f)          (f)         (e)  1991     10/91        (e)
          (f)          (f)          (f)         (e)  1991     10/91        (e)
          (f)          (f)          (f)         (e)  1991     10/91        (e)
          (f)          (f)          (f)         (e)  1991     10/91        (e)
-------------
           -
=============






           -           (f)          (f)         (d)  1996     07/97        (d)
=============






           -           (f)          (f)         (d)  1998     11/99        (d)
=============







    $989,820           (f)          (f)         (d)  1987     09/02        (d)
=============

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2002

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2001, 2000, and 1999 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1999                                 $ 15,332,108       $   1,706,721
                 Dispositions                                                   (722,068 )           (30,514 )
                 Provision for loss                                              (27,392 )                --
                 Depreciation expense                                                 --             286,839
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   14,582,648           1,963,046
                 Acquisition                                                   1,357,598                  --
                 Dispositions                                                 (1,175,816 )          (139,995 )
                 Reclassified to operating lease                                 451,506                  --
                 Depreciation expense                                                 --             290,560
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   15,215,936           2,113,611
                 Acquisitions                                                  1,992,232                  --
                 Dispositions                                                 (1,648,958 )          (337,441 )
                 Provision for loss                                             (321,609 )                --
                 Reclassified to operating lease                                 282,219                  --
                 Depreciation expense                                                 --             307,610
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $ 15,519,820        $  2,083,780
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership
               has a 45.2% Interest and has Invested in Under an Operating Lease:

                 Balance, December, 31, 1999                                $  3,874,208         $   806,998
                 Depreciation expense                                                 --              97,664
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    3,874,208             904,662
                 Depreciation expense                                                 --              97,664
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    3,874,208           1,002,326
                 Acquisitions                                                  1,147,423                  --
                 Depreciation expense                                                 --             107,657
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  5,021,631        $  1,109,983
                                                                         ================   =================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                           Accumulated
                                                                        Cost               Depreciation
                                                                   ----------------      ----------------
          Properties   of  Joint   Venture   in  Which   the
            Partnership  has a 50% Interest and has Invested
            in Under Operating Leases:

               Balance, December 31, 1999                              $ 5,576,353             $  949,526
               Depreciation expense                                             --                122,379
                                                                   ----------------      ----------------

               Balance, December 31, 2000                                5,576,353              1,071,905
               Depreciation expense                                             --                122,379
                                                                   ----------------      ----------------

               Balance, December 31, 2001                                5,576,353              1,194,284
               Depreciation expense                                             --                122,379
                                                                   ----------------      ----------------

               Balance, December 31, 2002                              $ 5,576,353            $ 1,316,663
                                                                   ================      ================

          Property of Joint Venture in Which the
            Partnership has a 27.33% Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 2001 (s)                              $    --                $    --
               Acquisition                                               1,342,978                     --
               Depreciation expense                                             --                 12,584
                                                                   ----------------      ----------------

               Balance, December 31, 2002                              $ 1,342,978             $   12,584
                                                                   ================      ================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                            Accumulated
                                                                         Cost              Depreciation
                                                                   -----------------     -----------------

           Property  in  Which  the  Partnership  has  a  67%
             Interest as  Tenants-in-Common  and has Invested
             in Under an Operating Lease:

                Balance, December 31, 1999                               $  552,590                $    --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2000                                  552,590                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2001                                  552,590                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2002                               $  552,590                $    --
                                                                   =================     =================

           Property in Which the Partnership has a 29%
             Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                Balance, December 31, 1999                                  $    --                $    --
                Acquisition                                                 584,126                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2000                                  584,126                     --
                Depreciation expense (d)                                          --                    --
                                                                   -----------------     -----------------

                Balance, December 31, 2001                                  584,126                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2002                              $   584,126              $      --
                                                                   =================     =================

           Property in Which the Partnership has a 34%
             Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                Balance, December 31, 2001 (j)                             $     --              $     --
                Acquisition (q)                                             598,976                     --
                Depreciation expense (d)                                         --                     --
                                                                   -----------------     -----------------

                Balance, December 31, 2002                              $   598,976                      $
                                                                                                         --
                                                                   =================     =================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                            Accumulated
                                                                         Cost              Depreciation
                                                                   -----------------     -----------------
           Property in Which the Partnership has a 15.00%
             Interest as Tenants-in-Common and has Invested
             in Under an Operating Lease:

                Balance, December 31, 2000                                 $     --              $      --
                Acquisition                                               2,280,499                     --
                Depreciation expense                                             --                 21,859
                                                                   -----------------     -----------------

                Balance, December 31, 2001
                                                                          2,280,499                 21,859
                Depreciation expense                                             --                 43,717
                                                                   -----------------     -----------------

                Balance, December 31, 2002                             $ 2,280,499              $   65,576
                                                                   =================     =================

           Property of Joint Venture in Which the Partnership
             has a 60.00% Interest and has Invested in Under
              an Operating Lease

                Balance, December 31, 2001                                 $     --              $      --
                Acquisition                                               1,041,742                     --
                Depreciation expense                                             --                  8,141
                                                                   -----------------     -----------------

                Balance, December 31, 2002                             $  1,041,742            $     8,141
                                                                   =================     =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $18,878,784 and $19,312,602, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) During the year ended December 31, 2001, the Partnership purchased a real estate Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,357,600.

(h) This Property was exchanged for a Burger King Property previously owned and located in Woodmere, Ohio, during 1996.

(i) Effective August 1, 1998, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of August 1, 1998, and is being depreciated over its remaining estimated life of approximately 22 years.

(j) During the year ended December 31, 2000, the Partnership and an affiliate of the General Partners, as tenants-in-common, purchased a real estate Property from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,454,600. In September 2002, the Partnership and the affiliate sold this Property. As a result, the assets relating to the Property were reclassified from real estate with operating leases to real estate held for sale.

(k) Effective July 16, 2001, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of July 16, 2001, and is being depreciated over its remaining estimated life of approximately 20 years.

(l) During the year ended December 31, 2002, the Partnership purchased a real estate Property from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $961,400.

(m) Effective August 1, 2002, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of August 1, 2002, and is being depreciated over its remaining estimated life of approximately 19 years.

(n) During the year ended December 31, 2002, the Partnership purchased a real estate Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,030,800.

(o) During the year ended December 31, 2002, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, purchased a real estate Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,147,400.

(p) During the year ended December 31, 2002, Ashland Joint Venture, in which the Partnership owns 27.33% interest, purchased a real estate Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,343,000.

(q) During the year ended December 31, 2002, the Partnership and an affiliate purchased a real estate Property from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,588,800.

(r) During the year ended December 31, 2002, Katy Joint Venture, in which the Partnership owns a 60% purchased a real estate Property from CNL
         Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,041,800.

(s) In June 2002, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Property in Ashland, New Hampshire. As a result, the joint venture reclassified the assets relating to this Property from real estate with operating leases to real estate held for sale.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2002

                                                                                                                  Principal
                                                                                                                    Amount
                                                                                                                   of Loans
                                                                                                                   Subject to
                                                                                                 Carrying          Delinquent
                                            Final        Periodic                Face           Amount of         Principal or
                        Interest          Maturity       Payment     Prior     Amount of         Mortgages        Description
                          Rate              Date          Terms      Liens     Mortgages            (1)             Interest
                       -----------    ------------------ ---------  -------   ------------   ---------------     --------------
Denny's-
Alliance, OH
First Mortgage              9.00%       December 2008       (2)     $   --     $  200,000       $   185,741        $    --
                                                                   ========   ============   ===============     ==============

Denny's-
Bluffton, OH
First Mortgage              9.00%       December 2008       (3)     $   --     $  300,000       $   278,611        $    --
                                                                   ========   ============   ===============     ==============


         (1) Carrying amount consists of outstanding principal plus accrued interest. The tax carrying value of the notes are $464,352.

         (2) Monthly payments of principal and interest at an annual rate of 9.00% with a balloon payment at maturity of $123,102.

         (3) Monthly payments of principal and interest at an annual rate of 9.00%, with a balloon payment at maturity of $184,652.

         (4) The changes in the carrying amounts are summarized as follows:

                                                                   2002              2001               2000
                                                              ---------------   ----------------   ----------------
        Balance at beginning of period                            $  482,406         $  503,838            $    --
        New mortgage loans                                                --                 --            500,000
        Interest earned                                               42,802             44,496              3,838

        Collection of principal and interest                         (60,856 )          (65,928 )               --
                                                              ---------------   ----------------   ----------------

        Balance at end of period                                  $  464,352         $  482,406         $  503,838
                                                              ===============   ================   ================



                                  EXHIBIT INDEX


Exhibit Number

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