Form 10-Q
period 2003-03-31
CNL INCOME FUND IX LTD
filed 2003-05-13
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund IX, Ltd.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                           59-3004138
----------------------------------             --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------             --------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                             Page
                                                                   ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                           1

                  Condensed Statements of Income                     2

                  Condensed Statements of Partners' Capital          3

                  Condensed Statements of Cash Flows                 4

                  Notes to Condensed Financial Statements            5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                        9

   Item 4.    Controls and Procedures                                9

Part II

   Other Information                                                 10-11

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  2003                   2002
                                                                           -------------------    -------------------
                               ASSETS

   Real estate operations with operating leases, net                            $  13,354,560          $  13,436,040
   Net investment in direct financing leases                                        2,424,263              2,444,483
   Real estate held for sale                                                               --                286,256
   Investment in joint ventures                                                     7,305,056              7,337,667
   Mortgage notes receivable                                                          459,435                464,352
   Cash and cash equivalents                                                        2,080,014              1,913,142
   Receivables                                                                             --                 31,471
   Due from related parties                                                                --                  6,265
   Accrued rental income                                                              495,430                505,561
   Other assets                                                                        20,515                 24,905
                                                                           -------------------    -------------------

                                                                                $  26,139,273          $  26,450,142
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                    51,151           $     25,394
   Real estate taxes payable                                                           11,877                  7,978
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              15,558                 16,426
   Rents paid in advance and deposits                                                  65,072                 42,223
                                                                           -------------------    -------------------
       Total liabilities                                                              931,159                879,522

   Partners' capital                                                               25,208,114             25,570,620
                                                                           -------------------    -------------------

                                                                                $  26,139,273          $  26,450,142
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                               ---------------    ---------------
  Revenues:
      Rental income from operating leases                                          $  413,122         $  388,689
      Earned income from direct financing leases                                       67,148             82,400
      Interest and other income                                                        10,319             11,526
                                                                               ---------------    ---------------
                                                                                      490,589            482,615
                                                                               ---------------    ---------------

  Expenses:
      General operating and administrative                                             72,911             78,095
      Property expense                                                                 17,702             10,932
      State and other taxes                                                            56,696             32,374
      Depreciation                                                                     81,480             77,219
                                                                               ---------------    ---------------
                                                                                      228,789            198,620
                                                                               ---------------    ---------------

  Income Before Equity in Earnings of Joint Ventures                                  261,800            283,995

  Equity in Earnings of Joint Ventures                                                163,767            161,236
                                                                               ---------------    ---------------

  Income from Continuing Operations                                                   425,567            445,231
                                                                               ---------------    ---------------

  Discontinued Operations:
      Income (Loss) from discontinued operations                                         (860 )           16,359
      Gain on disposal of discontinued operations                                         288                 --
                                                                               ---------------    ---------------
                                                                                         (572 )           16,359
                                                                               ---------------    ---------------

  Net Income                                                                       $  424,995         $  461,590
                                                                               ===============    ===============

  Income Per Limited Partner Unit:
      Continuing Operations                                                         $    0.12          $    0.13
      Discontinued Operations                                                              --                 --
                                                                               ---------------    ---------------

      Total                                                                         $    0.12          $    0.13
                                                                               ===============    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                                             3,500,000          3,500,000
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended           Year Ended
                                                                             March 31,            December 31,
                                                                                2003                  2002
                                                                         -------------------    ------------------
General partners:
    Beginning balance                                                          $    238,417          $    238,417
    Net income                                                                           --                    --
                                                                         -------------------    ------------------
                                                                                    238,417               238,417
                                                                         -------------------    ------------------

Limited partners:
    Beginning balance                                                            25,332,203            25,753,242
    Net income                                                                      424,995             2,728,965
    Distributions ($0.23 and $0.90 per limited partner
    unit, respectively)                                                            (787,501 )          (3,150,004 )
                                                                         -------------------    ------------------
                                                                                 24,969,697            25,332,203
                                                                         -------------------    ------------------

Total partners' capital                                                      $   25,208,114         $  25,570,620
                                                                         ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2003               2002
                                                                              ---------------    ----------------
  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                  $   662,950         $   660,114
                                                                              ---------------    ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                                286,544                  --
         Collections on mortgage notes receivable                                      4,879               4,473
                                                                              ---------------    ----------------

                Net cash provided by investing activities                            291,423               4,473
                                                                              ---------------    ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                          (787,501 )          (787,501 )
                                                                              ---------------    ----------------
            Net cash used in financing activities                                   (787,501 )          (787,501 )
                                                                              ---------------    ----------------

  Net Increase (Decrease) in Cash and Cash Equivalents                               166,872            (122,914 )

  Cash and Cash Equivalents at Beginning of Quarter                                1,913,142           1,247,551
                                                                              ---------------    ----------------

  Cash and Cash Equivalents at End of Quarter                                   $  2,080,014        $  1,124,637
                                                                              ===============    ================

  Supplemental Schedule of Non-Cash Financing
      Activities:

         Distributions declared and unpaid at end of
            quarter                                                              $   787,501         $   787,501
                                                                              ===============    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified for sale two properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold one of the properties during 2002. In February 2003, the Partnership sold the other property and recorded a gain on disposal of assets of approximately $300 during the quarter ended March 31, 2003. The Partnership had recorded provisions for write-down of assets relating to this property in previous years.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Discontinued Operations - Continued:
         -----------------------------------

         The operating results of the discontinued operations for the above properties are as follows:

                                                                         Quarter Ended March 31,
                                                                       2003                    2002
                                                                 ------------------       ---------------
          Rental revenues                                                $      --            $   23,237
          Expenses                                                            (860 )              (6,878 )
          Gain on disposal of assets                                           288                    --
                                                                 ------------------       ---------------
          Income (loss) from discontinued operations                   $     (572)            $   16,359
                                                                 ==================       ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 21 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $662,950 and $660,114 for the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities during the quarter ended March 31, 2003, as compared to the same period of 2002, was the result of changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the quarter ended March 31, 2003.

         In February 2003, the Partnership sold its Property in Grand Prairie, Texas, to a third party and received net sales proceeds of approximately $286,500, resulting in a gain on disposal of assets of approximately $300 during the quarter ended March 31, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest these proceeds in an additional Property.

         At March 31, 2003, the Partnership had $2,080,014 in cash and cash equivalents, as compared to $1,913,142 at December 31, 2002. This increase was primarily a result of the Partnership holding sales proceeds at March 31, 2003, pending reinvestment in additional Properties. The funds remaining at March 31, 2003, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, were $931,159 at March 31, 2003, as compared to $879,522 at December 31, 2002. The increase in liabilities at March 31, 2003 was primarily due to an increase in accounts payable and rents paid in advance at March 31, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2003 and 2002. This represents distributions of $0.23 per unit for the quarters ended March 31, 2003 and 2002. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $480,270 during the quarter ended March 31, 2003, as compared to $471,089 during the same period of 2002. Although, the Partnership sold two Properties during 2002, the decrease in revenues resulting from the sold Properties, was partially offset because between June and September 2002 the Partnership reinvested a portion of these sales proceeds in two additional Properties.

         During 2002, the tenant of the Property in North Baltimore, Ohio terminated the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. In addition the tenant of the Property in Wildwood, Florida, ceased making rental payments and terminated the lease relating to this Property. The general partners are currently seeking replacement tenants for these Properties. The lost revenues resulting from the vacant Properties will continue to have an adverse effect on the results of operations of the Partnership, until the Partnership is able to re-lease or sell them.

         The Partnership also earned $163,767 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $161,236 during the same period of 2002. Subsequent to March 31, 2002, the Partnership sold one Property that had been held with an affiliate, as tenants-in-common. In addition, subsequent to March 31, 2002, three of the joint ventures in which the Partnership is a co-venturer sold four Properties. The Partnership and joint ventures used these proceeds to acquire additional
Properties held by either joint ventures or with an affiliate, as tenants-in-common, causing a slight increase in net income earned by joint ventures.

         Operating expenses, including depreciation expense, were $228,789 during the quarter ended March 31, 2003, as compared to $198,620 during the same period of 2002. Operating expenses were higher during the quarter ended March 31, 2003, due to an increase in the amount of state tax expense relating to several states in which the Partnership conducts business. During the quarter ended March 31, 2002, the Partnership incurred Property expenses such as real estate taxes, insurance and repairs and maintenance relating to the vacant Property in Wildwood, Florida. Operating expenses were higher during the quarter ended March 31, 2003, because the Partnership incurred these expenses for the Property in North Baltimore, Ohio in addition to the Property in Wildwood, Florida. The Partnership will continue to incur these expenses until the Properties are re-leased or sold.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses), of $16,359 during the quarter ended March 31, 2002 relating to these two Properties. The Partnership sold the Property in Farragut, Tennessee subsequent to March 31, 2002. In February 2003, the Partnership sold the other Property, located in Grand Prairie, Texas, and recorded a gain on disposal of assets of approximately $300. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $860 during the quarter ended March 31, 2003, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2002 through March 31, 2003. Information regarding the Partnership's market risk at December 31, 2002 is included in its Annual Report on Form 10-K for the year ended December 31, 2002.


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

                (b)      Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of May, 2003.


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

Date:  May 6, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

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

Date:  May 6, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

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