Form 10-Q
period 2003-06-30
CNL INCOME FUND IX LTD
filed 2003-08-13
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                                            EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund IX, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                            59-3004138
----------------------------------              ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
----------------------------------              ------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________ ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X _ ------

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  2003                   2002
                                                                           -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                            $  13,273,080          $  13,436,040
   Net investment in direct financing leases                                        2,403,466              2,444,483
   Real estate held for sale                                                               --                286,256
   Investment in joint ventures                                                     7,280,545              7,337,667
   Mortgage notes receivable                                                          449,449                464,352
   Cash and cash equivalents                                                        1,872,739              1,913,142
   Receivables                                                                          8,446                 31,471
   Due from related parties                                                                --                  6,265
   Accrued rental income                                                              485,175                505,561
   Other assets                                                                        27,359                 24,905
                                                                           -------------------    -------------------

                                                                                $  25,800,259          $  26,450,142
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $     13,302           $     25,394
   Real estate taxes payable                                                           20,026                  7,978
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              14,559                 16,426
   Rents paid in advance and deposits                                                  65,072                 42,223
                                                                           -------------------    -------------------
       Total liabilities                                                              900,460                879,522

   Partners' capital                                                               24,899,799             25,570,620
                                                                           -------------------    -------------------

                                                                                $  25,800,259          $  26,450,142
                                                                           ===================    ===================




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                      Six Months
                                                               June 30,                          June 30,
                                                        2003              2002            2003             2002
                                                    -------------     --------------  --------------  ----------------
Revenues:
    Rental income from operating leases                $ 390,166         $  381,214      $  780,335       $   769,427
    Earned income from direct financing leases            66,574             81,798         133,722           164,198
    Contingent rental income                                  --                633          22,953             1,109
    Interest and other income                             10,772             14,203          21,091            25,729
                                                    -------------     --------------  --------------  ---------------
                                                         467,512            477,848         958,101           960,463
                                                    -------------     --------------  --------------  ----------------

Expenses:
    General operating and administrative                  61,822             62,528         134,733           140,623
    Property related                                      14,491             38,446          32,193            49,378
    State and other taxes                                  4,781             11,064          61,477            43,438
    Depreciation                                          81,480             75,226         162,960           152,445
    Provision for write-down of assets                        --            321,609              --           321,609
                                                    -------------     --------------  --------------  ----------------
                                                         162,574            508,873         391,363           707,493
                                                    -------------     --------------  --------------  ----------------

Income (Loss) Before Gain on Sale of Assets and
    Equity in Earnings of Joint Ventures                 304,938            (31,025 )       566,738           252,970

Gain on Sale of Assets                                        --            224,412              --           224,412

Equity in Earnings of Joint Ventures                     174,248            605,481         338,015           766,717
                                                    -------------     --------------  --------------  ----------------

Income from Continuing Operations                        479,186            798,868         904,753         1,244,099
                                                    -------------     --------------  --------------  ----------------

Discontinued Operations:
    Income (Loss) from discontinued operations                --             14,379            (860 )          30,738
    Gain on disposal of discontinued operations               --                 --             288                --
                                                    -------------     --------------  --------------  ----------------
                                                              --             14,379            (572 )          30,738
                                                    -------------     --------------  --------------  ----------------

Net Income                                             $ 479,186         $  813,247      $  904,181       $ 1,274,837
                                                    =============     ==============  ==============  ================

Income Per Limited Partner Unit:
    Continuing Operations                               $   0.14          $    0.23       $    0.26        $     0.35
    Discontinued Operations                                   --                 --              --              0.01
                                                    -------------     --------------  --------------  ----------------

                                                        $   0.14          $    0.23       $    0.26        $     0.36
                                                    =============     ==============  ==============  ================

Weighted Average Number of Limited Partner
    Units Outstanding                                  3,500,000          3,500,000       3,500,000         3,500,000
                                                    =============     ==============  ==============  ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Six Months Ended          Year Ended
                                                                             June 30,             December 31,
                                                                               2003                   2002
                                                                        --------------------    ------------------
General partners:
    Beginning balance                                                         $     238,417          $    238,417
    Net income                                                                           --                    --
                                                                        --------------------    ------------------
                                                                                    238,417               238,417
                                                                        --------------------    ------------------

Limited partners:
    Beginning balance                                                            25,332,203            25,753,242
    Net income                                                                      904,181             2,728,965
    Distributions ($0.45 and $0.90 per limited partner
       unit, respectively)                                                       (1,575,002 )          (3,150,004 )
                                                                        --------------------    ------------------
                                                                                 24,661,382            25,332,203
                                                                        --------------------    ------------------

Total partners' capital                                                      $   24,899,799         $  25,570,620
                                                                        ====================    ==================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2003               2002
                                                                              ---------------    ----------------
  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                 $  1,236,723        $  1,230,877
                                                                              ---------------    ----------------

      Cash Flows from Investing Activities:
         Additions to real estate properties with operating leases                        --          (1,030,804 )
         Proceeds from sale of assets                                                286,544             976,797
         Investments in joint ventures                                                    --            (625,044 )
         Return on capital from joint ventures                                            --             929,590
         Collections on mortgage notes receivable                                     11,332               8,813
                                                                              ---------------    ----------------
                Net cash provided by investing activities                            297,876             259,352
                                                                              ---------------    ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                        (1,575,002 )        (1,575,002 )
                                                                              ---------------    ----------------
            Net cash used in financing activities                                 (1,575,002 )        (1,575,002 )
                                                                              ---------------    ----------------

  Net Decrease in Cash and Cash Equivalents                                          (40,403 )           (84,773 )

  Cash and Cash Equivalents at Beginning of Period                                 1,913,142           1,247,551
                                                                              ---------------    ----------------

  Cash and Cash Equivalents at End of Period                                    $  1,872,739        $  1,162,778
                                                                              ===============    ================

  Supplemental Schedule of Non-Cash Financing
      Activities:

         Distributions declared and unpaid at end of
            period                                                               $   787,501         $   787,501
                                                                              ===============    ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:

         During 2002, the Partnership identified for sale two properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold one of the properties during 2002. In February 2003, the Partnership sold the other property and recorded a gain on disposal of assets of approximately $300 during the six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets relating to this property in previous years.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Discontinued Operations - Continued:

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                       Quarter Ended June 30,       Six Months Ended June 30,
                                                        2003            2002           2003           2002
                                                    -------------   -------------  -------------  -------------
          Rental revenues                                 $   --        $ 23,237       $     --      $  46,474
          Expenses                                            --          (8,858 )         (860 )      (15,736 )
                                                    -------------   -------------  -------------  -------------
          Income (loss) from discontinued
              operations                                  $   --        $ 14,379       $   (860 )    $  30,738
                                                    =============   =============  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002, the Partnership owned 22 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2003, the Partnership owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,236,723 and $1,230,877 for the six months ended June 30, 2003 and 2002, respectively. Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In February 2003, the Partnership sold its Property in Grand Prairie, Texas, to a third party and received net sales proceeds of approximately $286,500, resulting in a gain on disposal of assets of approximately $300 during the six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to use these proceeds to pay liabilities of the Partnership or to reinvest these proceeds in an additional Property.

         At June 30, 2003, the Partnership had $1,872,739 in cash and cash equivalents, as compared to $1,913,142 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2003, a portion of the sales proceeds from the 2002 sale of the Property in Farragut, Tennessee, the Partnership declared distributions to limited partners of $1,575,002 for each of the six months ended June 30, 2003 and 2002, ($787,501 for each of the quarters ended June 30, 2003 and 2002). This represents distributions of $0.45 per unit for the six months ended June 30, 2003 and 2002, ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $900,460 at June 30, 2003, as compared to $879,522 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $914,057 during the six months ended June 30, 2003, as compared to $933,625 during the same period of 2002, $456,740 and $463,012 of which were earned during the second quarters of 2003 and 2002, respectively. The decrease in revenues during the quarter and six months ended June 30, 2003, resulting from the two Properties the Partnership sold during 2002 was offset by the reinvestment of the sales proceeds in two additional Properties in June and September 2002.

         During 2002, the tenant of the Property in North Baltimore, Ohio terminated the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. In addition, during 2001, the tenant of the Property in Wildwood, Florida, ceased making rental payments and terminated the lease relating to this Property. The general partners are currently seeking replacement tenants for these Properties. The lost revenues resulting from the vacant Properties will continue to have an adverse effect on the results of operations of the Partnership, until the Partnership is able to re-lease or sell them.

         The Partnership also earned $22,953 in contingent rental income during the six months ended June 30, 2003, as compared to $1,109 during the six months ended June 30, 2002. The increase in contingent rental income during the six months ended June 30, 2003, as compared to the same period of 2002, was primarily due to an increase in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership also earned $338,015 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2003, as compared to $766,717 during the same period of 2002, $174,248 and $605,481 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the quarter and six months ended June 30, 2002 partially because CNL Restaurant Investments III, in which the Partnership owns a 50% interest and Ashland Joint Venture, in which the Partnership owns a 27.33% interest, each sold one Property, and CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold two Properties. These sales resulted in a net gain of approximately $1,130,900 to the joint ventures. The Partnership recorded its pro-rata share of each respective gain as equity in earnings. During 2002, the Partnership received a portion of these sales proceeds as a return of capital. The majority of these net sales proceeds were reinvested in 2002, either by the joint ventures or Partnership in other Properties.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $391,363 during the six months ended June 30, 2003, as compared to $707,493 during the same period of 2002, $162,574 and $508,873 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2002, because the Partnership recorded a provision for write-down of assets of approximately $321,600 relating to the vacant Property in Wildwood, Florida. The tenant vacated this Property in 2001 and ceased payment of rents under the terms of the lease agreement. The provision represented the difference between the net carrying value of the Property and its estimated fair value. In addition, operating expenses were higher during the quarter and six months ended June 30, 2002, because the Partnership elected to reimburse the tenant of the Property in Brownsville, Texas for certain renovation costs. During the quarters and six months ended June 30, 2002 and 2003, the Partnership incurred Property expenses such as real estate taxes, insurance and repairs and maintenance relating to the vacant Properties in Wildwood, Florida and North Baltimore, Ohio. The Partnership will continue to incur these expenses until the Properties are re-leased. The decrease in operating expenses during the six months ended June 30, 2003, was partially offset by an increase in the amount of state tax expense relating to several states in which the Partnership conducts business.

         As a result of the sale of the Property in Greenville, South Carolina the Partnership recognized a gain of approximately $224,400 during the quarter and six months ended June 30, 2002. This Property was identified for sale as of December 31, 2001, and therefore, was not subject to be classified as Discontinued Operations.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses) of $14,379 and $30,738 during the quarter and six months ended June 30, 2002, respectively, relating to these two Properties. The Partnership sold the Property in Farragut, Tennessee subsequent to June 30, 2002. In February 2003, the Partnership sold the other Property, located in Grand Prairie, Texas, and recorded a gain on disposal of assets of  approximately  $300.  The  Partnership  had recorded  provisions  for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $860 during the six months ended June 30, 2003, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2002 through June 30, 2003. Information regarding the Partnership's market risk at December 31, 2002 is included in its Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                      31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              (b)    Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 5th day of August, 2003.


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

                      31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2