Form 10-Q
period 2003-09-30
CNL INCOME FUND IX LTD
filed 2003-11-13
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund IX, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-3004138
----------------------------------              -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
----------------------------------              -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                                Page
                                                                      ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7-10

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                          10

   Item 4.    Controls and Procedures                                  10

Part II

   Other Information                                                   11-12

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             September 30,           December 31,
                                                                                  2003                   2002
                                                                           -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                            $  12,680,823          $  12,914,715
   Net investment in direct financing leases                                        2,382,080              2,444,483
   Real estate held for sale                                                          514,293                807,581
   Investment in joint ventures                                                     7,284,510              7,337,667
   Mortgage notes receivable                                                          449,607                464,352
   Cash and cash equivalents                                                        1,696,059              1,913,142
   Receivables                                                                             --                 31,471
   Due from related parties                                                                --                  6,265
   Accrued rental income                                                              474,675                505,561
   Other assets                                                                        38,204                 24,905
                                                                           -------------------    -------------------

                                                                                $  25,520,251          $  26,450,142
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                         $     40,854           $     25,394
   Real estate taxes payable                                                           22,795                  7,978
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              21,783                 16,426
   Rents paid in advance and deposits                                                  80,099                 42,223
                                                                           -------------------    -------------------
       Total liabilities                                                              953,032                879,522

   Partners' capital                                                               24,567,219             25,570,620
                                                                           -------------------    -------------------

                                                                                $  25,520,251          $  26,450,142
                                                                           ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                      Nine Months
                                                             September 30,                     September 30,
                                                        2003              2002            2003             2002
                                                    -------------     --------------  --------------  ----------------
Revenues:
    Rental income from operating leases                $ 390,164         $  383,708     $ 1,170,499      $  1,153,135
    Earned income from direct financing leases            65,982             81,175         199,704           245,373
    Contingent rental income                                  --              2,283          22,953             3,392
    Interest and other income                             10,313             31,135          31,404            56,864
                                                    -------------     --------------  --------------  ----------------
                                                         466,459            498,301       1,424,560         1,458,764
                                                    -------------     --------------  --------------  ----------------

Expenses:
    General operating and administrative                  56,343             60,392         191,076           201,015
    Property related                                      47,871              6,608          66,442            39,705
    State and other taxes                                     --                 --          61,477            43,438
    Depreciation                                          77,964             69,917         233,892           211,787
                                                    -------------     --------------  --------------  ----------------
                                                         182,178            136,917         552,887           495,945
                                                    -------------     --------------  --------------  ----------------

Income Before Gain on Sale of Assets and Equity
    in Earnings of Joint Ventures                        284,281            361,384         871,673           962,819

Gain on Sale of Assets                                        --            231,731              --           456,143

Equity in Earnings of Joint Ventures                     176,604            258,544         514,619         1,025,261
                                                    -------------     --------------  --------------  ----------------

Income from Continuing Operations                        460,885            851,659       1,386,292         2,444,223
                                                    -------------     --------------  --------------  ----------------

Discontinued Operations:
    Income (Loss) from discontinued operations            (5,964 )           23,356         (27,478 )        (294,371 )
    Gain on disposal of discontinued operations               --                 --             288                --
                                                    -------------     --------------  --------------  ----------------
                                                          (5,964 )           23,356         (27,190 )        (294,371 )
                                                    -------------     --------------  --------------  ----------------

Net Income                                             $ 454,921         $  875,015     $ 1,359,102      $  2,149,852
                                                    =============     ==============  ==============  ================

Income (Loss) Per Limited Partner Unit:
    Continuing Operations                               $   0.13          $    0.24       $    0.40        $     0.70
    Discontinued Operations                                   --               0.01           (0.01 )           (0.09 )
                                                    -------------     --------------  --------------  ----------------

                                                        $   0.13          $    0.25       $    0.39        $     0.61
                                                    =============     ==============  ==============  ================

Weighted Average Number of Limited Partner
    Units Outstanding                                  3,500,000          3,500,000       3,500,000         3,500,000
                                                    =============     ==============  ==============  ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Nine Months Ended          Year Ended
                                                                          September 30,           December 31,
                                                                               2003                   2002
                                                                       ---------------------    ------------------
General partners:
    Beginning balance                                                         $     238,417          $    238,417
    Net income                                                                           --                    --
                                                                       ---------------------    ------------------
                                                                                    238,417               238,417
                                                                       ---------------------    ------------------

Limited partners:
    Beginning balance                                                            25,332,203            25,753,242
    Net income                                                                    1,359,102             2,728,965
    Distributions ($0.68 and $0.90 per limited partner
       unit, respectively)                                                       (2,362,503 )          (3,150,004 )
                                                                       ---------------------    ------------------
                                                                                 24,328,802            25,332,203
                                                                       ---------------------    ------------------

Total partners' capital                                                     $    24,567,219         $  25,570,620
                                                                       =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2003               2002
                                                                              ---------------    ----------------

  Net Cash Provided by Operating Activities                                     $  1,844,356        $  2,141,909
                                                                              ---------------    ----------------

  Cash Flows from Investing Activities:
      Additions to real estate properties with operating leases                           --          (1,992,232 )
      Proceeds from sale of assets                                                   286,544           1,928,325
      Return on capital from joint ventures                                               --             929,590
      Liquidating distribution from joint venture                                         --             540,191
      Investment in joint ventures                                                        --          (1,165,235 )
      Collections on mortgage notes receivable                                        14,520              13,255
                                                                              ---------------    ----------------
         Net cash provided by investing activities                                   301,064             253,894
                                                                              ---------------    ----------------

  Cash Flows from Financing Activities:
      Distributions to limited partners                                           (2,362,503 )        (2,362,503 )
                                                                              ---------------    ----------------
         Net cash used in financing activities                                    (2,362,503 )        (2,362,503 )
                                                                              ---------------    ----------------

  Net Increase (Decrease) in Cash and Cash Equivalents                              (217,083 )            33,300

  Cash and Cash Equivalents at Beginning of Period                                 1,913,142           1,247,551
                                                                              ---------------    ----------------

  Cash and Cash Equivalents at End of Period                                    $  1,696,059        $  1,280,851
                                                                              ===============    ================

  Supplemental Schedule of Non-Cash Financing Activities:

      Distributions declared and unpaid at end of period                         $   787,501         $   787,501
                                                                              ===============    ================

            See accompanying notes to condense financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2002, the Partnership identified for sale two properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold one of the properties during 2002. In February 2003, the Partnership sold the other property and recorded a gain on disposal of assets of approximately $300. The Partnership had recorded provisions for write-down of assets relating to this property in previous years. In July 2003, the Partnership identified for sale its property in Wildwood, Florida and reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                           Quarter Ended                Nine Months Ended
                                                           September 30,                  September 30,
                                                        2003            2002           2003           2002
                                                    -------------   -------------  -------------  -------------
          Rental revenues                              $      --        $ 24,005         $   --      $  70,479
          Other income                                        --          20,000             --         20,000
          Expenses                                        (5,964 )       (20,649 )      (27,478 )      (63,241 )
          Provision for write-down of assets                  --              --             --       (321,609 )
                                                    -------------   -------------  -------------  -------------
          Income (loss) from discontinued
              operations                               $  (5,964 )      $ 23,356     $  (27,478 )   $ (294,371 )
                                                    =============   =============  =============  =============




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned 21 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,844,356 and $2,141,909 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2003, as compared to the same period of 2002, was a result of changes in the Partnership's working capital and changes in the Partnership's income and expenses. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

         In February 2003, the Partnership sold its Property in Grand Prairie, Texas, to a third party and received net sales proceeds of approximately $286,500, resulting in a gain on disposal of assets of approximately $300 during the nine months ended September 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to use these proceeds to pay liabilities of the Partnership or to reinvest these proceeds in an additional Property.

         At September 30, 2003, the Partnership had $1,696,059 in cash and cash equivalents, as compared to $1,913,142 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2003, a portion of the sales proceeds from the 2002 sale of the Property in Farragut, Tennessee, the Partnership declared distributions to limited partners of $2,362,503 for each of the nine months ended September 30, 2003 and 2002, ($787,501 for each of the quarters ended September 30, 2003 and 2002). This represents distributions of $0.68 per unit for the nine months ended September 30, 2003 and 2002, ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $953,032 at September 30, 2003, as compared to $879,522 at December 31, 2002. The increase in liabilities at September 30, 2003, as compared to December 31, 2002, was partially due to an increase in rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,370,203 during the nine months ended September 30, 2003, as compared to $1,398,508 during the same period of 2002, $456,146 and $464,883 of which were earned during the third quarters of 2003 and 2002, respectively. The decrease in revenues during the quarter and nine months ended September 30, 2003, resulting from the two Properties that the Partnership sold during 2002, was partially offset by the reinvestment of the sales proceeds in two additional Properties in June and September 2002.

         During 2002, the tenant of the Property in North Baltimore, Ohio terminated the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. The general partners are currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the results of operations of the Partnership, until the Partnership is able to re-lease it.

         The Partnership also earned $22,953 in contingent rental income during the nine months ended September 30, 2003, as compared to $3,392 during the nine months ended September 30, 2002. The Partnership earned $2,283 in contingent rental income during the quarter ended September 30, 2002. The increase in contingent rental income during the nine months ended September 30, 2003, as compared to the same period of 2002, was primarily due to an increase in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership also earned $514,619 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003, as compared to $1,025,261 during the same period of 2002, $176,604 and $258,544 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the quarter and nine months ended September 30, 2002 because CNL Restaurant Investments III, in which the Partnership owns a 50% interest, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, and the Partnership and CNL Income Fund VIII, Ltd., as tenants-in-common, in which the Partnership owned a 34% interest, each sold one Property. In addition, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold two Properties. These sales resulted in a net gain of approximately $1,330,200 to the joint ventures. The Partnership recorded its pro-rata share of each respective gain as equity in earnings. During 2002, the Partnership received a portion of these sales proceeds as a return of capital. The joint ventures or the Partnership reinvested the majority of these net sales proceeds in other Properties during 2002.

         The Partnership earned $31,404 in interest and other income during the nine months ended September 30, 2003, as compared to $56,864 during the same period of 2002, $10,313 and $31,135 of which were earned during the third quarters of 2003 and 2002, respectively. Interest and other income was higher during the quarter and nine months ended September 30, 2002 as compared to the same period of 2003, because during the quarter and nine months ended September 30, 2002, the Partnership collected and recognized as income approximately $16,800 relating to a right-of-way taking for a parcel of land on the Millbrook, Alabama Property.

         Operating expenses, including depreciation expense, were $552,887 during the nine months ended September 30, 2003, as compared to $495,945 during the same period of 2002, $182,178 and $136,917 of which were incurred during the quarters ended September 30, 2003 and 2002, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2003, because the Partnership incurred Property expenses such as legal fees, real estate taxes, insurance and repairs and maintenance relating to the vacant Property in North Baltimore, Ohio. The Partnership will continue to incur these expenses until the Property is re-leased. In addition, the increase in operating expenses during the nine months ended September 30, 2003, was partially due to an increase in state tax expense relating to several states in which the Partnership conducts business. The increase in operating expenses was partially offset by the fact that during 2002, the Partnership elected to reimburse the tenant of the Property in Brownsville, Texas for certain renovation costs.

         As a result of the sale of the Property in Huntsville, Alabama, the Partnership recognized a gain of approximately $231,700 during the quarter and nine months ended September 30, 2002. As a result of the sale of the Property in Greenville, South Carolina, the Partnership recognized a gain of approximately $224,400 during the nine months ended September 30, 2002. These Properties were identified for sale as of December 31, 2001. Because these Properties were identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in July 2003, the Partnership identified for sale its Property in Wildwood, Florida. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. As of November 7, 2003, the sale had not occurred. The Partnership recognized net rental income (rental revenues less Property related expenses and provisions for write-down of assets) of $23,356 during the quarter ended September 30, 2002 and a net rental loss of $294,371 during the nine months ended September 30, 2002, relating to these three Properties. The net rental loss during the nine months ended September 30, 2002, was a result of the Partnership recording a provision for write-down of assets of approximately $321,600 relating to the vacant Property in Wildwood, Florida. The tenant vacated this Property in 2001 and ceased payment of rents under the terms of the lease agreement. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The Partnership sold the Property in Farragut, Tennessee in December 2002. In February 2003, the Partnership sold the Property located in Grand Prairie, Texas, and recorded a gain on disposal of assets of approximately $300. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership incurred expenses of $27,478 during the nine months ended September 30, 2003, relating to the Properties in Grand Prairie, Texas and Wildwood, Florida and expenses of $5,964 during the quarter ended September 30, 2003, relating to the Property in Wildwood, Florida.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 2002 through September 30, 2003. Information regarding the Partnership's market risk at December 31, 2002 is included in its Annual Report on Form 10-K for the year ended December 31, 2002.


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

             (b)    Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2003.


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