Form 10-K/A
period 2002-12-31
CNL INCOME FUND IX LTD
filed 2004-01-09
CIK 863779

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

                    Securities registered pursuant to Section
                               12 (b) of the Act:

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2002, is being amended to include, in Item 15(d), summarized financial information of one of its tenants, Carrols Corporation, as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2002. This summarized financial information was not available to the Partnership at the time the Partnership filed its Form 10-K for the year ended December 31, 2002.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (d) The Partnership is required to file audited financial information of its tenant, Carrols Corporation, because this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2002. The summarized financial information presented for Carrols Corporation and Subsidiaries as of December 31, 2002 and 2001, and for the three years in the period ended December 31, 2002, was obtained from the Form 10-K filed by Carrols Corporation and Subsidiaries, with the Securities and Exchange Commission. Carrols Corporation and Subsidiaries uses a 52-53 week fiscal year ending on the Sunday closest to December 31. For clarity of presentation, the 2002, 2001, and 2000 fiscal years, which represent the 52 week periods ended December 29, 2002, December 30, 2001, and December 29, 2000, have been described in the Selected Financial Data below as the years ended December 31, 2002, 2001, and 2000, respectively.

                      Carrols Corporation and Subsidiaries
                             Selected Financial Data
                                 (In Thousands)

Consolidated Balance Sheet Data:
                                                                                      December 31,
                                                                            2002                         2001
                                                                  -------------------------     -----------------------

Current Assets                                                                $     26,400                $     23,547
Noncurrent Assets                                                                  447,177                     450,456
                                                                  -------------------------     -----------------------
     Total Assets                                                             $    473,577                $    474,003
                                                                  =========================     =======================

Current Liabilities                                                           $     59,358                $     56,745
Noncurrent Liabilities                                                             387,560                     402,203
Stockholder's Equity                                                                26,659                      15,055
                                                                  -------------------------     -----------------------
     Total Liabilities and Stockholder's Equity                               $    473,577                $    474,003
                                                                  =========================     =======================



Consolidated Statements of Operations Data:
                                                                           Year Ended December 31,
                                                             2002                   2001                   2000
                                                      --------------------    ------------------    --------------------

Gross Revenues                                              $     657,027          $    656,289            $    466,901
Costs and Expenses (including income taxes)                      (645,423 )            (660,253 )              (462,583 )
Extraordinary Item, net of income taxes                                --                    --                    (350 )
                                                      --------------------    ------------------    --------------------

Net Income (Loss)                                           $      11,604           $    (3,964 )           $     3,968
                                                      ====================    ==================    ====================


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of January, 2004.

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            January 5, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                          Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            January 5, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                                  EXHIBIT 31.1

                                  EXHIBIT 31.2