Form 10-K
period 2003-12-31
CNL INCOME FUND IX LTD
filed 2004-03-30
CIK 863779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 22 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Properties in Bedford, Indiana and Copley Township, Ohio and the Property in Dublin, California, which was held with an affiliate of the General Partners as tenants-in-common, and reinvested the majority of these sales proceeds in a Property in Blaine, Minnesota and in a Property in Waldorf, Maryland with affiliates of the General Partners as tenants-in-common. During 2002, the Partnership sold its Properties in Greenville, South Carolina and Farragut, Tennessee, and the Property in Libertyville, Illinois, which was held with an affiliate of the General Partners as tenants-in-common. The Partnership also sold the Shoney's portion of the dual-brand Property in Huntsville, Alabama; the Partnership still owns the Captain D's portion. The Partnership reinvested the net sales proceeds from the sales of the Properties in Greenville, South Carolina and Huntsville, Alabama, along with a portion of the net sales proceeds from the 2001 sale of the Property in Copley Township, Ohio in a Property in Dallas, Texas and a Property in Jackson, Michigan. The Partnership reinvested the liquidating distribution from the sale of the Property in Libertyville, Illinois in a Property in Buffalo Grove, Illinois, with an affiliate of the General Partners, as tenants-in-common. The Partnership intends to reinvest the sales proceeds from the sale of the Property in Farragut, Tennessee in an additional Property. In addition, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North
Carolina; Ashland Joint Venture, in which the Partnership owns a 27.33% interest, sold its Property in Ashland, New Hampshire; and CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold its Properties in Columbus, Ohio and Pontiac, Michigan. Ashland Joint Venture reinvested the majority of its net sales proceeds in a Property in San Antonio, Texas. CNL Restaurant Investments II reinvested the net sales proceeds from the sale of the Property in Columbus, Ohio in a Property in Dallas, Texas and distributed the net sales proceeds from the sale of the Property in Pontiac, Michigan to the Partnership as a return of capital. The Partnership used this return of capital to acquire an interest in Katy Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership, and an affiliate of the General Partners. CNL Restaurant Investments III distributed the net sales proceeds from the sale of the Property in Greensboro, North Carolina to the Partnership as a return of capital. The Partnership used the return of capital to meet working capital needs. During 2003, the Partnership sold its Property in Grand Prairie, Texas and intends to use the proceeds to pay liabilities of the Partnership or to invest them in an additional Property. As of December 31, 2003, the Partnership owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. In February 2004, the Partnership sold its Property in Wildwood, Florida and intends to use the proceeds to invest in an additional Property or to pay liabilities of the Partnership.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

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

         Generally, the leases of the Properties provide for two to four successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 24 of the Partnership's 36 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2002, the tenant of the Property in North Baltimore, Ohio terminated its lease, in accordance with its lease agreement, when a partial right of way taking reduced road access to the restaurant. The General Partners are currently seeking either a new tenant or a purchaser for the vacant Property. In February 2004, the Partnership sold its Property in Wildwood, Florida.

Major Tenants

         During 2003, three of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as Carrols Corp.), (ii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iii) Golden Corral Corporation, each contributed more than ten percent of total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from joint ventures and Properties owned as tenants-in-common). As of December 31, 2003, Carrols Corp. was the lessee under leases relating to nine restaurants, Burger King Corp. was the lessee under leases relating to the nine restaurants and Golden Corral
Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Carrols Corp. Burger King Corp. and Golden Corral Corporation will each continue to contribute more than ten percent of the total rental revenues in 2004. In addition, two Restaurant Chains, Burger King, and Golden Corral Buffet and Grill ("Golden Corral"), each accounted for more than ten percent of total rental revenues and mortgage interest during 2003 (including the Partnership's share of the total rental revenues from joint ventures and Properties owned as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, Carrols Corp. leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

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

         CNL Restaurant Investments II and CNL Restaurant Investments III were each formed to hold six Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or the Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or the Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2002, CNL Restaurant Investments III sold its Property in Greensboro, North Carolina; Ashland Joint Venture sold its Property in Ashland, New Hampshire and reinvested the net sales proceeds in a Property in San Antonio, Texas; and CNL Restaurant Investments II sold its Properties in Columbus, Ohio and Pontiac, Michigan and reinvested a portion of the net sales proceeds in a Property in Dallas, Texas. The Partnership received a return of capital from both CNL Restaurant Investments II and CNL Restaurant Investments III, and used a portion of these proceeds to acquire an interest in Katy Joint Venture, with CNL Income Fund XVII, Ltd. In addition, during 2002, the Partnership and CNL Income Fund VIII, Ltd., as tenants-in-common, sold the Property in Libertyville, Illinois and reinvested the liquidating distribution from the sale to acquire an IHOP Property in Buffalo Grove, Illinois, as a new tenancy in common arrangement with the same affiliate. The Partnership owns a 34% interest in this Property.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor") an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to tenant  inquiries  and  notices,  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 36 Properties. Of the 36 Properties, 20 are owned by the Partnership in fee simple, 12 are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 21,400 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by state.


               State                        Number of Properties

              Alabama                                  4
              Colorado                                 1
              Florida                                  1
              Georgia                                  2
              Illinois                                 2
              Indiana                                  1
              Louisiana                                3
              Maryland                                 1
              Michigan                                 1
              Minnesota                                2
              Mississippi                              1
              New Hampshire                            2
              New York                                 1
              North Carolina                           2
              Ohio                                     3
              Tennessee                                1
              Texas                                    8
                                            -------------------------
              TOTAL PROPERTIES                         36
                                            =========================

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 10,600 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $18,379,440 and $19,312,602, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by Restaurant Chain.

               Restaurant Chain                       Number of Properties

               Baker's Square                                        1
               Bennigan's                                            1
               Burger King                                          15
               Captain D's                                           1
               Denny's                                               1
               Golden Corral                                         3
               Hardee's                                              4
               IHOP                                                  3
               Johnnies                                              1
               Shoney's                                              2
               Taco Cabana                                           4
                                                                  -----
               TOTAL PROPERTIES                                     36
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rate for the years ended December 31:

                                    2003              2002              2001               2000               1999
                                -------------     -------------    ---------------     --------------     --------------

Rental Revenues (1)(2)           $ 2,779,323       $ 2,883,076        $ 2,805,847        $ 3,104,235         $3,168,448
Properties (2)                            34                34                 37                 40                 42
Average Rent per
    Property                       $  81,745         $  84,796          $  75,834          $  77,606          $  75,439
Occupancy rate                           94%               92%                95%               100%                98%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003, for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
               Year                  of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2004                             --                       --                      --
              2005                              6              $   472,993                  17.19%
              2006                              8                  564,535                  20.52%
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              2011                              9                  738,397                  26.84%
              2012                             --                       --                      --
              2013                             --                       --                      --
              Thereafter                       11                  974,978                  35.45%
                                        ----------       ------------------           -------------
              Total (1)                        34             $  2,750,903                 100.00%
                                        ==========       ==================           =============

(1) Excludes two Properties which were vacant at December 31, 2003, one of which was sold in February 2004.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

         Carrols Corp. leases five Burger King restaurants and four Taco Cabana restaurants. The initial term of each lease ranges from 12 to 20 years (expiring between 2011 and 2020) and the average minimum base annual rent is approximately $101,800 (ranging from approximately $85,700 to $138,100).

         Burger King Corp. leases nine Burger King restaurants with an initial term of 14 years (expiring between 2005 and 2006) and the average minimum base annual rent is approximately $101,200 (ranging from approximately $73,800 to $134,100).

         Golden Corral Corporation leases three Golden Corral restaurants with an initial term of 15 years (expiring in 2005 and 2014) and the average minimum base annual rent is approximately $168,500 (ranging from approximately $157,500 to $176,400).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 3,368 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                                2003 (1)                                2002 (1)
                                  -------------------------------------    -----------------------------------
                                    High          Low        Average         High        Low         Average
                                  ---------     --------    -----------    ---------   ---------    ----------
          First Quarter              $ 9.49       $ 5.35         $  8.65      $ 9.00      $ 6.00        $  6.81
          Second Quarter               9.50         5.35           8.20         7.30        6.80          7.08
          Third Quarter                9.50         6.68           8.89         7.80        7.14          7.44
          Fourth Quarter               9.50         8.20           8.68        10.62        7.28          8.59

(1)      A total of 47,983 and 17,811 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2003  and  2002,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,150,004 to the Limited Partners. Distributions of $787,501 were declared at the close of each of the Partnership's calendar quarters during 2003 and 2002 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b) Not applicable.


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                             2003             2002            2001            2000           1999
                                       ----------------- --------------- --------------- --------------- -------------

Year ended December 31:

Continuing Operations (5):
    Revenues                               $  1,939,207     $ 1,947,240     $ 2,064,725     $ 2,253,222    $2,202,314
    Equity in earnings of
      unconsolidated joint ventures             694,916       1,199,146         753,457         674,930       606,337
    Income from continuing
      operations (1) (2)                      1,894,591       2,896,894       2,440,164       1,629,739     2,135,165

Discontinued Operations (5):
     Revenues                                        --         111,459          97,216         246,105       274,046
     Income (loss) from and gain on
          disposal of
          discontinued
          operations (3)(4)                     (32,096 )      (167,929 )      (448,258 )       221,041       249,902

Net income                                    1,862,495       2,728,965       1,991,906       1,850,780     2,385,067

Income (loss) per Unit:
     Continuing operations                   $     0.54       $    0.83       $    0.70       $    0.47      $   0.61
     Discontinued operations                      (0.01 )         (0.05 )         (0.13 )          0.06          0.07
                                       ----------------- --------------- --------------- --------------- -------------
                                             $     0.53       $    0.78       $    0.57       $    0.53      $   0.68
                                       ================= =============== =============== =============== =============

Cash distribution declared                 $  3,150,004     $ 3,150,004     $ 3,150,004     $ 3,150,004    $3,150,004
Cash distributions declared per
    Unit                                           0.90            0.90            0.90            0.90          0.90

At December 31:
    Total assets                          $  25,181,752     $26,450,142     $26,859,177    $ 28,132,613   $29,443,276
    Total partners' capital                  24,283,111      25,570,620      25,991,659      27,149,757    28,448,981

(1) Income from continuing operations includes $60,219 for the year ended December 31, 2002, from provisions for write-down of assets.

(2) Income from continuing operations includes $456,143, $298,795, and $75,997 for the years ended December 31, 2002, 2001, and 1999, respectively, from gains on sale of assets and $730,668 for the year ended December 31, 2000 from loss on sale of assets.

(3) Income (loss) from and gain on disposal of discontinued operations includes $380,068 and $462,925, for the years ended December 31, 2002 and 2001, respectively, from provisions for write-down of assets.

(4) Income (loss) from and gain on disposal of discontinued operations includes $288 and $185,632 from gain on disposal of discontinued operations for the years ended December 31, 2003 and 2002, respectively.

(5) Certain items in the prior years' financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $57,600 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001, the Partnership owned 21 Properties directly and 17 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 21 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2003, the Partnership owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $ 2,432,498, $2,656,608, and $2,835,733, for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in cash from operating activities during 2003, as compared to the previous year, was a result of changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses. The decrease in cash from operating activities during 2002, as compared to 2001, was a result of changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses, and changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         During 2000, the Partnership sold its Properties in Bluffton and Alliance, Ohio, for a total of $500,000, resulting in a loss of $703,277. The Partnership accepted two promissory notes in the aggregate amount of $500,000, collateralized by a mortgage on the respective Property. The promissory notes bear an interest rate of nine percent per annum and are being collected in 96 monthly installments of principal and interest, with balloon payments of $184,652 and $123,102, respectively, due in December 2008. The mortgage note receivable balance relating to these Properties at December 31, 2003 and 2002 was $442,550 and $464,352, respectively, including accrued interest of $2,051 and $3,572, respectively. In January 2004, the Partnership received a balloon payment of approximately $175,800 relating to the mortgage note receivable from the sale of the property in Alliance, Ohio. This amount represented, and was applied to the outstanding principal balance.

         During 2001, the Partnership sold its Properties in Bedford, Indiana and Copley Township, Ohio, each to a third party and received total net sales proceeds of approximately $1,986,200 resulting in a net gain of approximately $298,800. During 2001, the Partnership reinvested these net sales proceeds in a Property in Blaine, Minnesota. The Property was acquired from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the partnership represented the costs incurred by the affiliate to acquire and carry the Property.

         In addition, during 2001, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the General Partners and a Florida limited partnership, as tenants-in-common, sold the Property in Dublin, California, and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership owned a 25% interest in this Property. The Partnership received approximately $424,600 as a liquidating distribution for its pro-rata share of the net sales proceeds. During 2001, the Partnership reinvested these proceeds in a Property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund VI, Ltd., and CNL Income Fund XVII, Ltd., each of which is an affiliate of the General Partners and a Florida limited partnership. The Partnership contributed approximately $342,000 for a 15% interest in the profits and losses of the Property.

         During 2002, the Partnership sold its Properties in Greenville, South Carolina and Huntsville, Alabama, each to a third party and received total net sales proceeds of approximately $1,928,300, resulting in a net gain of approximately $456,100. These Properties had been identified for sale as of December 31, 2001. The Partnership reinvested these sales proceeds in a Taco Cabana Property in Dallas, Texas and a Burger King Property in Jackson, Michigan. During 2002, the Partnership also sold its Property in Farragut, Tennessee to a third party and received net sales proceeds of approximately $886,300, resulting in a gain on disposal of discontinued operations of approximately $185,632. This Property was identified for sale during 2002. The Partnership intends to use these proceeds to either pay liabilities or to reinvest in an additional Property.

         During 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina, to the tenant and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. During 2002, the Partnership reinvested these net sales proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., a Florida limited partnership and an affiliate of the General Partners. Katy Joint Venture acquired a Taco Cabana Property in Katy, Texas. The Partnership contributed approximately $625,000 for a 60% interest in this joint venture.

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

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold its Property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a Taco Cabana Property in Dallas, Texas. The Partnership received approximately $27,600 as a return of capital from the remaining net sales proceeds. In addition, in June 2002, CNL Restaurant Investments II sold its Property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds.

         Each of the Taco Cabana Properties was acquired from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint ventures. The purchase prices paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.

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

         In September 2002, the Partnership and CNL Income Fund VIII, Ltd., as tenants-in-common, sold the Property in Libertyville, Illinois to a third party and received net sales proceeds of approximately $1,630,400, resulting in a gain of approximately $199,300 to the tenancy in common. In September 2002, the Partnership used the liquidating distribution from the sale of this Property to acquire an IHOP Property in Buffalo Grove, Illinois, as a new tenancy in common arrangement with the same affiliate. The Partnership contributed approximately $540,200 for a 34% interest in the profits and losses of this Property.

         During 2003, the Partnership sold its Property in Grand Prairie, Texas, to a third party and received net sales proceeds of approximately $286,500, resulting in a gain on disposal of discontinued operations of approximately $300. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to use these proceeds to pay liabilities of the Partnership or to invest in an additional Property.

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

         At December 31, 2003, the Partnership had $1,502,461 invested in cash and cash equivalents, as compared to $1,913,142 at December 31, 2002. At
December 31, 2003, these funds were held in demand deposit accounts at commercial banks and money market accounts. As of December 31, 2003, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities will be used to invest in an additional Property and to meet the Partnership's working capital needs.

         In December 2003, the Partnership entered into an agreement to sell the Property in Wildwood, Florida. In February 2004, the Partnership sold this
Property to a third party and received approximately $526,400 in net sales proceeds, resulting in a gain on disposal of discontinued operations of approximately $12,100. The Partnership intends to either reinvest these proceeds in an additional Property or to pay liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 2003, a portion of the sales proceeds from the 2002 sale of the Property in Farragut, Tennessee, the Partnership declared distributions to the Limited Partners of $3,150,004, for each of the years ended December 31, 2003, 2002, and 2001, respectively. This represents a distribution of $0.90 per Unit for each of the years ended December 31, 2003, 2002, and 2001, respectively. No distributions were made to the General Partners during the years ended December 31, 2003, 2002, and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002, or 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $12,465 and $16,426, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates these amounts. Other liabilities, including distributions payable, were $886,176 at December 31, 2003, as compared to $863,096 at December 31, 2002. The General Partners believe the Partnership has sufficient cash on hand to meet current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         In December 2003, the Partnership entered into an agreement to sell the Property in Wildwood, Florida. The Partnership sold this Property in February 2004.

         The   Partnership   has  no   contractual   obligations  or  contingent
liabilities as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $1,825,743 during the year ended December 31, 2003, as compared to $1,841,581 during the same period of 2002. The decrease in rental revenues from continuing operations was partially due to the tenant of the Property in North Baltimore, Ohio terminating the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. The General Partners are currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the results of operations of the Partnership, until the Partnership is able to re-lease it. The decrease in revenues from continuing operations during the year ended December 31, 2003, was also the result of the Partnership's sale of two Properties during 2002. This decrease was offset by the reinvestment of the sales proceeds in two additional Properties in June and September 2002.

         The Partnership also earned $66,361 in contingent rental income during the year ended December 31, 2003, as compared to $37,146 during the same period of 2002. The increase in contingent rental income during the year ended December 31, 2003, was primarily due to an increase in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership also earned $694,916 in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer during the year ended December 31, 2003, as compared to $1,199,146 during the same period of 2002. Net income earned by joint ventures was higher during 2002 partially because CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, Ashland Joint Venture, in which the Partnership owns a 27.33% interest, and the Partnership and CNL VIII, as tenants-in-common, in which the Partnership owns a 34% interest, each sold one Property, and CNL Restaurant Investments II Joint Venture, in which the Partnership owns a 45.2% interest, sold two Properties. These sales resulted in a net gain of $1,330,172 to the joint ventures. During 2002, the Partnership received a portion of these sales proceeds as a return of capital. The joint ventures of the Partnership reinvested the majority of these net sales proceeds in other Properties during 2002.

         During 2003, three of the Partnership's lessees, Carrols Corp., Burger King Corp., and Golden Corral Corporation, each contributed more than ten percent of total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from joint ventures and Properties owned as tenants-in-common). As of December 31, 2003, Carrols Corp. was the lessee under leases relating to nine restaurants, Burger King Corp. was the lessee under leases relating to the nine restaurants and Golden Corral
Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Carrols Corp. Burger King Corp. and Golden Corral Corporation will each continue to contribute more than ten percent of total rental revenues in 2004. In addition, two Restaurant Chains, Burger King, and Golden Corral, each accounted for more than ten percent of total rental revenues and mortgage interest during 2003 (including the Partnership's share of the total rental revenues from joint ventures and Properties owned as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         The Partnership earned $47,103 in interest and other income during the year ended December 31, 2003, as compared to $68,513 during the same period of 2002. Interest and other income was higher during 2002 because the Partnership collected and recognized as income approximately $16,800 relating to a right-of-way taking for a parcel of land on the Millbrook, Alabama Property.

         Operating expenses including depreciation and amortization expense and provision for write-down of assets, were $739,532 during the year ended December 31, 2003, as compared to $705,635 during the same period of 2002. Operating expenses were higher during the year ended December 31, 2003, because the Partnership incurred Property expenses such as legal fees, real estate taxes, insurance and repairs and maintenance relating to the vacant Property in North Baltimore, Ohio. The Partnership will continue to incur these expenses until the Property is re-leased. In addition, the increase in operating expenses 2003 was partially due to an increase in state tax expense relating to several states in which the Partnership conducts business. The increase in operating expenses was partially offset by the fact that during 2002, the Partnership elected to reimburse the tenant of the Property in Brownsville, Texas for certain renovation costs. During the year ended December 31, 2002, the Partnership recorded a provision for write-down of assets of approximately $60,200 relating to the vacant Property in North Baltimore, Ohio. The tenant vacated the Property, as described above. The provision represented the difference between the net carrying value of the Property and its estimated fair value.

         In connection with the sales of the Properties in Huntsville, Alabama and Greenville, South Carolina, the Partnership recognized a net gain of approximately $456,100 during 2002. Because these Properties were identified for sale as of December 31, 2001, prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in July 2003, the Partnership identified for sale its Property in Wildwood, Florida. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. The Partnership recognized a net rental loss (Property related expenses and provisions for write-down of assets in excess of rental revenues) of $32,384 and $353,561 during the years ended December 31, 2003 and 2002, respectively. The net rental loss during the year ended December 31, 2002, was a result of the Partnership recording provisions for write-down of assets of approximately $321,600 and $58,500 relating to the vacant Properties in Wildwood, Florida and Grand Prairie, Texas, respectively. The provisions represented the difference between each Property's net carrying value and its estimated fair value. The Partnership sold its Property in Farragut, Tennessee in December 2002 and recorded a gain on disposal of discontinued operations of approximately $185,600. In February 2003, the Partnership sold the Property located in Grand Prairie, Texas, and recorded a gain on disposal of discontinued operations of approximately $300. In February 2004, the Partnership sold the Property in Wildwood, Florida to a third party, resulting in a gain on disposal of discontinued operations of approximately $12,100.

         During the year ended December 31, 2002, three of the joint ventures and a tenancy in common in which the Partnership is a co-partner, identified and sold five Properties that that were classified as Discontinued Operations in the condensed financial information for the joint ventures presented in the footnotes to the accompanying financial statements. The sales resulted in a net gain on disposal of discontinued operations of approximately $1,330,200 to the joint ventures and tenancy in common. The Partnership recorded its pro-rata share of this gain as equity in earnings of joint ventures. The majority of the net sales proceeds from these five sales were reinvested in additional
Properties and a portion of the net sales proceeds was returned to the Partnership as a return of capital. In addition, in October 2003, CNL Restaurant Investments II identified for sale its property in San Antonio, Texas and reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. As of March 12, 2004, the sale had not occurred. The financial results of these Properties were classified as Discontinued Operations in the condensed financial information for the joint ventures presented in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts is included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $1,841,581 during the year ended December 31, 2002, as compared to $1,881,955 during the same period of 2001. The decrease in rental revenues from continuing operations during 2002 was partially due to the 2001 and 2002 sales of several Properties. The decrease was partially offset by the fact that between December 2001 and September 2002 the Partnership reinvested a portion of these sales proceeds in three additional Properties. Rental revenues from continuing operations during 2002 were also lower because the tenant of the Property in North Baltimore, Ohio terminated the lease, as permitted in the lease agreement, when a partial right-of-way taking reduced road access to the restaurant, as described above.

         During 2001, the Partnership collected and recognized as income $63,485 in lease termination income, from the tenant of two Properties that were sold during 2000 in consideration for the Partnership releasing the tenant from its obligations under the terms of its lease.

         The Partnership also earned $37,146 in contingent rental income during the year ended December 31, 2002, as compared to $30,503 during the same period of 2001. Contingent rental income was higher during 2002, as a result of an increase in reported gross sales of certain restaurant Properties requiring the payment of contingent rental income. The Partnership also earned $68,513 in interest and other income during the year ended December 31, 2002, as compared to $88,782 during the same period of 2001. The decrease in interest and other income during 2002 was primarily a result of lower interest rates during 2002 as compared to 2001.

         The Partnership also earned $1,199,146 in income attributable to net income earned by joint ventures in which the Partnership is a co-venturer during the year ended December 31, 2002, as compared to $753,457 during the same period of 2001. Net income earned by joint ventures was higher during 2002 partially because three of the joint ventures and a tenancy in common in which the Partnership is a co-venturer, sold five Properties, resulting in a net gain of $1,330,172 to the joint ventures and the tenancy in common, as described above. During 2002, the majority of these net sales proceeds were reinvested, either by the joint ventures or Partnership in other Properties, as described above.

         Operating expenses including depreciation and amortization expense and provision for write-down of assets, were $705,635 during the year ended December 31, 2002, as compared to $676,813 during the same period of 2001. Operating expenses were higher during 2002 partially because the Partnership recorded a provision for write-down of assets of approximately $60,200 relating to the vacant Property North Baltimore, Ohio, as described above. During the years ended December 31, 2002 and 2001, the Partnership incurred Property expenses such as real estate taxes, insurance and repairs and maintenance relating to the vacant Property in North Baltimore, Ohio. The Partnership will continue to incur these expenses until the Property is re-leased. The increase in operating expenses during 2002 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         In connection with the sales of the Properties in Huntsville, Alabama and Greenville, South Carolina, the Partnership recognized a net gain of approximately $456,100 during 2002. Because these Properties were identified for sale as of December 31, 2001, prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements. In connection with the sales of the Properties in Bedford, Indiana and Copley Township, Ohio, the Partnership recognized a net gain of approximately $298,800 during 2001.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in July 2003, the Partnership identified for sale its Property in Wildwood, Florida. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In February 2004, the Partnership sold the Property located in Wildwood, Florida, as described above. The Partnership recognized a net rental loss (Property related expenses and provisions for write-down of assets in excess of rental revenues) of $353,561 and $448,258 during the years ended December 31, 2002 and 2001, respectively. The net rental loss during the year ended December 31, 2002, was a result of the Partnership recording provisions for write-down of assets, as described above. The net rental loss during the year ended December 31, 2001, was a result of the Partnership recording provisions for write-down of assets of approximately $400,800 and $62,100 relating to the vacant Properties in Wildwood, Florida and Grand Prairie, Texas, respectively. The provisions represented the difference between each Property's net carrying value and its estimated fair value. The Partnership sold its Property in Farragut, Tennessee in December 2002 and recorded a gain on disposal of discontinued operations of approximately $185,600. In February 2003, the Partnership sold the Property located in Grand Prairie, Texas, as described above.

         During the year ended December 31, 2002, three of the joint ventures and a tenancy in common in which the Partnership is a co-partner, identified and sold five Properties that that were classified as Discontinued Operations in the condensed financial information for the joint ventures presented in the footnotes to the accompanying financial statements, as described above. In addition, in October 2003, CNL Restaurant Investments II identified for sale its property in San Antonio, Texas, as described above. The financial results of these Properties were classified as Discontinued Operations in the condensed financial information for the joint ventures presented in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts is included in equity in earnings of joint ventures in the accompanying financial statements.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, in general, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Partnership accepted two promissory notes in conjunction with the sale of two Properties. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 2003, approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of adverse changes in interest rates. The following table presents the expected cash flows of mortgage notes with fixed rates that are sensitive to these changes. In January 2004, the Partnership received a balloon payment of approximately $175,800 relating to the mortgage note receivable from the 2000 sale of the Property in Alliance, Ohio. This amount represented, and was applied, to the outstanding principal balance.

                                                       Principal
                                                   ------------------

                         2004                            $ 188,625
                         2005                               14,113
                         2006                               15,456
                         2007                               16,926
                         2008                               19,897
                         Thereafter                        185,482
                                                     ----------------

                                                         $ 440,499
                                                     ================


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

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund IX, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund IX, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP


Orlando, Florida
March 24, 2004

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                             2003                    2002
                                                                     ---------------------    -------------------

                         ASSETS

Real estate properties with operating leases, net                         $   12,602,859         $   12,914,715
Net investment in direct financing leases                                      2,360,084              2,444,483
Real estate held for sale                                                        514,293                807,581
Investment in joint ventures                                                   7,229,491              7,337,667
Mortgage notes receivable                                                        442,550                464,352
Cash and cash equivalents                                                      1,502,461              1,913,142
Receivables                                                                       36,055                 31,471
Due from related parties                                                              --                  6,265
Accrued rental income                                                            464,175                505,561
Other assets                                                                      29,784                 24,905
                                                                     ---------------------    -------------------

                                                                          $   25,181,752         $   26,450,142
                                                                     =====================    ===================


            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                      $      10,506           $     25,394
Real estate taxes payable                                                          8,231                  7,978
Distributions payable                                                            787,501                787,501
Due to related parties                                                            12,465                 16,426
Rents paid in advance and deposits                                                79,938                 42,223
                                                                     ---------------------    -----------------------
         Total liabilities                                                       898,641                879,522

Commitments (Note 12)

Partners' capital                                                             24,283,111             25,570,620
                                                                     ---------------------    -----------------------

                                                                          $   25,181,752         $   26,450,142
                                                                     =====================    =======================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year ended December 31,
                                                                       2003              2002               2001
                                                                  ---------------   ----------------   ---------------
Revenues:
   Rental income from operating leases                              $ 1,560,665        $ 1,533,555       $ 1,505,656
   Earned income from direct financing leases                           265,078            308,026           376,299
   Contingent rental income                                              66,361             37,146            30,503
   Lease termination income                                                  --                 --            63,485
   Interest and other income                                             47,103             68,513            88,782
                                                                  ---------------   ----------------   ---------------
                                                                      1,939,207          1,947,240         2,064,725
                                                                  ---------------   ----------------   ---------------
Expenses:
    General operating and administrative                                248,153            257,230           337,190
    Property related                                                    118,046             54,672            23,192
    State and other taxes                                                61,477             43,648            35,739
    Depreciation and amortization                                       311,856            289,866           280,692
    Provision for write-down of assets                                       --             60,219                --
                                                                  ---------------   ----------------   ---------------
                                                                        739,532            705,635           676,813
                                                                  ---------------   ----------------   ---------------

Income  before  gain on sale of assets and equity in earnings
    of unconsolidated joint ventures                                  1,199,675          1,241,605         1,387,912

Gain on sale of assets                                                       --            456,143           298,795

Equity in earnings of unconsolidated joint ventures                     694,916          1,199,146           753,457
                                                                  ---------------   ----------------   ---------------

Income from continuing operations                                     1,894,591          2,896,894         2,440,164
                                                                  ---------------   ----------------   ---------------

Discontinued operations:
    Loss from discontinued operations                                   (32,384 )         (353,561 )        (448,258 )
    Gain on disposal of discontinued operations                             288            185,632                --
                                                                  ---------------   ----------------   ---------------
                                                                        (32,096 )         (167,929 )        (448,258 )
                                                                  ---------------   ----------------   ---------------

Net income                                                          $ 1,862,495        $ 2,728,965       $ 1,991,906
                                                                  ===============   ================   ===============

Income (loss) per limited partner unit
    Continuing operations                                             $    0.54          $    0.83         $    0.70
    Discontinued operations                                               (0.01 )            (0.05 )           (0.13 )
                                                                  ---------------   ----------------   ---------------

                                                                      $    0.53          $    0.78         $    0.57
                                                                  ===============   ================   ===============

Weighted average number of limited partner units
    outstanding                                                       3,500,000          3,500,000         3,500,000
                                                                  ===============   ================   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001

                                            General Partners                                        Limited Partners
                                     ---------------------------------   ----------------------------------------------------------
                                                        Accumulated                                               Accumulated
                                     Contributions        Earnings        Contributions      Distributions         Earnings
                                     ---------------   ---------------   ----------------   ----------------    ----------------

Balance, December 31, 2000              $     1,000       $   237,417       $ 35,000,000      $ (29,360,599 )      $ 25,461,939

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                             --                --                 --         (3,150,004 )                --
    Net income                                   --                --                 --                 --           1,991,906
                                     ---------------   ---------------   ----------------   ----------------    ----------------

Balance, December 31, 2001                    1,000           237,417         35,000,000        (32,510,603 )        27,453,845

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                             --                --                 --         (3,150,004 )                --
    Net income                                   --                --                 --                 --           2,728,965
                                     ---------------   ---------------   ----------------   ----------------    ----------------

Balance, December 31, 2002                    1,000           237,417         35,000,000        (35,660,607 )        30,182,810

    Distributions to limited
       partners ($0.90 per limited
       partner unit)                             --                --                 --         (3,150,004 )                --
    Net income                                   --                --                 --                 --           1,862,495
                                     ---------------   ---------------   ----------------   ----------------    ----------------

Balance, December 31, 2003              $     1,000       $   237,417       $ 35,000,000      $ (38,810,611 )      $ 32,045,305
                                     ===============   ===============   ================   ================    ================

                See accompanying notes to financial statements.

--------------
 Syndication
    Costs              Total
--------------     --------------

 $ (4,190,000 )     $ 27,149,757



           --         (3,150,004 )
           --          1,991,906
--------------     --------------

   (4,190,000 )       25,991,659



           --         (3,150,004 )
           --          2,728,965
--------------     --------------

   (4,190,000 )       25,570,620



           --         (3,150,004 )
           --          1,862,495
--------------     --------------

 $ (4,190,000 )     $ 24,283,111
==============     ==============


See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                       2003               2002              2001
                                                                  ---------------    ---------------    --------------

Cash Flows Provided by Operating Activities:
   Net income                                                        $ 1,862,495        $ 2,728,965       $ 1,991,906
                                                                  ---------------    ---------------    --------------

   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                    318,888            321,943           313,377
         Amortization of investment in direct financing
            leases                                                        84,399             80,601            71,154
         Amortization                                                         --                 --             1,375
         Equity  in  earnings  of  unconsolidated  joint
            ventures, net of distributions                               108,176           (331,747 )         118,290
         Gain on sale of assets                                             (288 )         (641,775 )        (298,795 )
         Provision for write-down of assets                                   --            440,287           462,925
         Decrease (increase) in receivables                               (4,584 )              700           279,491
         Decrease in interest receivable                                   1,521                139               127
         Decrease (increase) in due from related parties                   6,265             (1,393 )           3,963
         Decrease (increase) in accrued rental income                     41,386             61,269            (4,216 )
         Decrease (increase) in other assets                              (4,879 )          (14,385 )          11,474
         Increase (decrease) in accounts payable and
            accrued expenses and real estate taxes
            payable                                                      (14,635 )           18,329           (25,854 )
         Increase (decrease) in due to related parties                    (3,961 )           10,548           (94,968 )
         Increase  (decrease)  in rents  paid in advance
            and deposits                                                  37,715            (16,873 )           5,484
                                                                  ---------------    ---------------    --------------

                Total adjustments                                        570,003            (72,357 )         843,827
                                                                  ---------------    ---------------    --------------

Net cash provided by operating activities                              2,432,498          2,656,608         2,835,733
                                                                  ---------------    ---------------    --------------

Cash Flows from Investing Activities:
   Proceeds from sale of assets                                          286,544          2,814,625         1,986,253
   Additions to real estate properties with operating
        leases                                                                --         (1,992,232 )      (1,357,599 )
   Collections on mortgage notes receivable                               20,281             17,915            21,305
   Investment in joint ventures                                               --         (1,165,235 )        (342,075 )
   Return of capital from joint venture                                       --            929,590                --
   Liquidating distribution from joint venture                                --            554,324           424,600
                                                                  ---------------    ---------------    --------------
        Net cash provided by investing activities                        306,825          1,158,987           732,484
                                                                  ---------------    ---------------    --------------

Cash Flows from Financing Activities:
   Distributions to limited partners                                  (3,150,004 )       (3,150,004 )      (3,150,004 )
                                                                   ---------------    ---------------    --------------
      Net cash used in financing activities                           (3,150,004 )       (3,150,004 )      (3,150,004 )
                                                                  ---------------    ---------------    --------------

Net increase (decrease) in cash and cash equivalents                    (410,681 )          665,591           418,213

Cash and cash equivalents at beginning of year                         1,913,142          1,247,551           829,338
                                                                  ---------------    ---------------    --------------

Cash and cash equivalents at end of year                             $ 1,502,461        $ 1,913,142       $ 1,247,551
                                                                  ===============    ===============    ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                             Year Ended December 31,
                                                                      2003             2002            2001
                                                                   ------------    -------------    ------------

   Supplemental Schedule of Non-Cash Financing Activities:

   Distributions declared and unpaid at December 31                  $ 787,501        $ 787,501       $ 787,501
                                                                   ============    =============    ============

                See accompanying notes to financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records real estate property acquisitions of land and buildings at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

         During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $311,000, $261,700, and $257,100, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts.

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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                           2003                  2002
                                                    -------------------   --------------------

                 Land                                    $   6,295,592         $    6,295,592
                 Buildings                                   8,673,916              8,673,916
                                                    -------------------   --------------------
                                                            14,969,508             14,969,508
                 Less accumulated depreciation              (2,366,649)            (2,054,793)
                                                    -------------------   --------------------

                                                        $   12,602,859         $   12,914,715
                                                    ===================   ====================

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

         During 2002, the tenant of the property in North Baltimore, Ohio terminated its lease, as permitted in the lease agreement, when a partial right-of-way taking reduced road access to the restaurant. As a result, the Partnership reclassified the related asset from net investment in direct financing leases to real estate properties with operating leases and recorded a provision for write-down of assets of approximately $60,200. The provision represented the difference between the net carrying value of the property and its estimated fair value.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                        2004                                     $    1,589,838
                        2005                                          1,600,353
                        2006                                          1,176,467
                        2007                                            960,999
                        2008                                            962,544
                        Thereafter                                    5,973,354
                                                       -------------------------

                                                                 $   12,263,555
                                                       =========================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                           2003                2002
                                                                     -----------------   ------------------

                 Minimum lease payments receivable                       $  2,889,380         $  3,238,857
                 Estimated residual values                                  1,016,893            1,016,893
                 Less unearned income                                      (1,546,189)          (1,811,267)
                                                                     -----------------   ------------------

                 Net investment in direct financing leases               $  2,360,084         $  2,444,483
                                                                     =================   ==================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2003:

                         2004                              $   349,478
                         2005                                  349,478
                         2006                                  357,921
                         2007                                  385,159
                         2008                                  385,159
                         Thereafter                          1,062,185
                                                      -----------------

                                                          $  2,889,380
                                                      =================

4.       Investment in Joint Ventures

         The Partnership has a 45.2%, 50%, and 27.33% interest in the profits and losses of CNL Restaurant Investments II, CNL Restaurant Investments III, and Ashland Joint Venture, respectively. The Partnership also owns a 67%, a 29%, and a 15% interest in a property in Englewood, Colorado, a property in Montgomery, Alabama, and a property in Waldorf, Maryland, each as tenants-in-common.

         In September 2002, the Partnership and CNL Income Fund VIII, Ltd., as tenants-in-common, sold the property in Libertyville, Illinois a third party and received net sales proceeds of approximately $1,630,400 resulting in a gain, to the tenancy in common, of approximately $199,300. The Partnership owned a 34% interest in this property. The Partnership received approximately $554,300 as a liquidating distribution for its pro-rata share of the net sales proceeds. In September 2002, the Partnership reinvested these proceeds in a property in Buffalo Grove, Illinois, as a new tenancy in common with CNL Income Fund VIII, Ltd. The Partnership contributed approximately $540,200 for a 34% interest in this property. The property was acquired from CNL Net Lease Investors, L.P., an affiliate of the general partners. The Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to their applicable percentage interest.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         In May 2002, CNL Restaurant Investments III sold its Burger King property in Greensboro, North Carolina, to the tenant and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In June 2002, the Partnership reinvested the majority of these proceeds in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners. Katy Joint Venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund XVII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $625,000 for a 60% interest in this joint venture.

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

         In June 2002, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, sold its property in Columbus, Ohio to the tenant and received net sales proceeds of approximately $1,215,700 resulting in a gain to the joint venture of approximately $448,300. The joint venture used the majority of the net sales proceeds from this sale to acquire a Property in Dallas, Texas. The joint venture acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership received approximately $27,600 as a return of capital from the remaining net sales proceeds. In addition, in June 2002, CNL Restaurant Investments II sold its property in Pontiac, Michigan to the tenant and received net sales proceeds of approximately $722,600 resulting in a loss to the joint venture of approximately $189,800. The Partnership received approximately $326,200 as a return of capital from the net sales proceeds. In October 2003, CNL Restaurant Investments II identified for sale its property in San Antonio, Texas and reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell.

         All remaining interests in these joint ventures and the properties held as tenants-in-common are held by affiliates of the Partnership which have the same general partners.

         The financial results relating to the properties in Greensboro, North Carolina; Ashland, New Hampshire; Columbus, Ohio; Pontiac, Michigan; Libertyville, Illinois; and San Antonio, Texas are reflected as Discontinued Operations in the condensed financial information below.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         CNL Restaurant Investments II and CNL Restaurant Investments III each own five properties. Ashland Joint Venture and Katy Joint Venture each own one property. The Partnership and affiliates, as tenants-in-common, own four properties. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                           December 31,                     December 31,
                                                               2003                             2002
                                                       ---------------------             --------------------
              Real estate properties with operating         $    13,450,348                   $   13,745,980
                   leases, net
              Net investment in direct financing
                   leases                                         2,757,970                        2,810,584
              Real estate held for sale                             724,380                          739,968
              Cash                                                   96,215                           16,192
              Receivables                                               518                              518
              Accrued rental income                                 359,966                          261,781
              Other assets                                           42,889                           27,711
              Liabilities                                            59,337                            7,146
              Partners' capital                                  17,372,949                       17,595,588

                                                                     Year Ended December 31,
                                                           2003              2002               2001
                                                      ----------------  ----------------  ------------------

             Revenues                                    $  1,942,372      $  1,665,465       $   1,325,771
             Expenses                                        (346,604 )        (314,865 )          (247,033 )
                                                      ----------------  ----------------  ------------------
                  Income from continuing operations         1,595,768         1,350,600           1,078,738
                                                      ----------------  ----------------  ------------------

             Discontinued operations:
                  Revenues                                     95,286           387,802             695,999
                  Expenses                                    (15,988 )         (70,829 )          (167,450 )
                  Gain on disposal of discontinued
                      operations                                   --         1,330,172                  --
                                                      ----------------  ----------------  ------------------
                                                               79,298         1,647,145             528,549
                                                      ----------------  ----------------  ------------------

             Net income                                  $  1,675,066      $  2,997,745       $   1,607,287
                                                      ================  ================  ==================


         The Partnership recognized income of $694,916, $1,199,146, and $753,457, during the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations

         During 2002, the Partnership entered into two separate agreements, each with a third party, to sell its properties in Farragut, Tennessee and Grand Prairie, Texas. In December 2002, the Partnership sold the property in Farragut, Tennessee and received net sales proceeds of approximately $886,300, resulting in a gain on disposal of discontinued operations of approximately $185,600. In February 2003, the Partnership sold the other property and received net sales proceeds of approximately $286,500, resulting in a gain on disposal of discontinued operations of approximately $300. The Partnership had recorded provisions for write-down of assets relating to this property in previous years, including approximately $58,500 and $62,100 during the years ended December 31, 2002 and 2001, respectively. In July 2003, the Partnership identified for sale its vacant property in Wildwood, Florida and reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. The Partnership recorded provisions for write-down of assets in previous years relating to this property, including approximately $321,600 and $400,800 during the years ended December 31, 2002 and 2001, respectively. The tenant vacated this property in 2001 and ceased payment of rents under the terms of the lease agreement. The provisions represented the difference between the net carrying value of the property and its estimated fair value. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                                    Year Ended December 31,
                                                        2003                 2002                 2001
                                                   ----------------     ---------------     -----------------

          Rental revenues                                 $     --          $   91,459           $    97,216
          Other income                                          --              20,000                    --
          Expenses                                         (32,384 )           (84,952 )             (82,549 )
          Provision for write-down of
          assets                                                --            (380,068 )            (462,925 )
                                                   ----------------     ---------------     -----------------
          Loss from discontinued operations            $   (32,384 )          (353,561 )            (448,258 )
                                                   ================     ===============     =================

6.       Mortgage Notes Receivable

         In connection with the sale of its properties in Bluffton and Alliance, Ohio during 2000, the Partnership accepted promissory notes in the principal sum of $300,000 and $200,000, respectively, collateralized by a mortgage on the respective property. The promissory notes bear interest at a rate of nine percent per annum and are being collected in 96 equal monthly installments (which include principal and interest) of $3,043 and $2,029 with balloon payments of $184,652 and $123,102, respectively, due in December 2008.

         The mortgage  notes  receivable  consisted of the following at December
         31:

                                                                  2003                      2002
                                                            -----------------         ------------------

               Principal balance                                $    440,499                 $  460,780
               Accrued interest receivable                             2,051                      3,572
                                                            -----------------         ------------------

                                                                $    442,550                 $  464,352
                                                            =================         ==================

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Mortgage Notes Receivable - Continued

         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 2003, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Allocations and Distributions

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         During each of the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $3,150,004. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                  2003               2002                2001
                                                             ---------------   ------------------   ----------------

         Net income for financial reporting purposes           $ 1,862,495         $  2,728,965        $ 1,991,906

         Effect of timing differences relating to                   22,398               12,896              2,178
              depreciation

         Provision for write-down of assets                             --              440,287            462,925

         Effect of timing differences relating to allowance
              for doubtful accounts                                     --              (15,296 )          (67,300 )

         Direct financing leases recorded as operating
              leases for tax reporting purposes                     84,399               80,601             71,154

         Effect of timing differences relating to
              gains/losses on sales of real estate
              on sales of real estate                             (140,127 )           (148,916)            40,172

         Effect of timing differences relating to equity in
              earnings of joint ventures                            19,624             (392,715 )          (57,919 )

         Accrued rental income                                      41,386               61,269             (4,216 )

         Rents paid in advance                                      37,715              (16,873 )            5,484

         Other                                                        (314 )                 --                 --
                                                             ---------------   ------------------   ----------------

         Net income for federal income tax purposes            $ 1,927,576         $  2,750,218        $ 2,444,384
                                                             ===============   ==================   ================

9.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Related Party Transactions - Continued

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred and are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold no management fees were incurred during the years ended December 31, 2003, 2002, and 2001.

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

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's affiliates provided accounting and administrative services. The Partnership incurred $138,534, $175,724, and $198,105 for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         In June 2002, the Partnership, Ashland Joint Venture, CNL Restaurants II Joint Venture, and Katy Joint Venture each acquired a property from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The purchase price paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties.

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

         The amount due to related parties at December 31, 2003 and 2002, totaled $12,465 and $16,426, respectively.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Concentration of Credit Risk

         The following schedule presents total rental revenues and mortgage interest income from individual lessees, each representing more than ten percent of total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                              2003              2002             2001
                                                         ---------------    -------------    --------------

                   Carrols Corp. and Texas Taco
                        Cabana, LP (under common
                        control of Carrols Corp.)             $ 741,297        $ 488,457         $ 318,060
                   Golden Corral Corp.                          520,144          534,672           537,236
                   Burger King Corp.                            442,134          525,778           643,939
                   Flagstar Enterprises, Inc.                       N/A          289,914           361,770

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than ten percent of total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from joint ventures and properties held as tenants-in-common with affiliate) for each of the years ended December 31:

                                                             2003               2002             2001
                                                       -----------------    -------------    --------------

                   Burger King                             $  1,027,378        $ 978,433       $ 1,062,392
                   Golden Corral Buffet and
                   Grill                                        520,144          534,672           537,236
                   Hardee's                                         N/A          357,105           429,975
                   Shoney's                                         N/A          312,009           391,170

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the lessee and the chains did not represent more than ten percent of the Partnership's total rental income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


11.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.

                   2003 Quarter                First          Second          Third         Fourth         Year
         ---------------------------------- -------------  -------------  -------------- -------------  ------------

         Continuing Operations (1):
              Revenues                         $ 490,589      $ 467,512      $  466,459     $ 514,647    $1,939,207
              Equity in earnings of
                unconsolidated joint
                ventures                         163,767        174,248         176,604       180,297       694,916
              Income from continuing
                operations                       436,087        487,457         460,885       510,162     1,894,591
         Discontinued operations (1):
              Revenues                                --             --              --            --            --
              Loss from and gain on
                   disposal of
                   discontinued
                   operations                    (11,092 )       (8,271 )        (5,964 )      (6,769 )     (32,096 )

         Net income                              424,995        479,186         454,921       503,393     1,862,495

         Income (loss) per limited
            partner unit:

              Continuing operations             $   0.12       $   0.14       $    0.13      $   0.15      $   0.54
              Discontinued operations                 --             --              --         (0.01 )       (0.01 )
                                            -------------  -------------  -------------- -------------  ------------
                                                $   0.12       $   0.14       $    0.13      $   0.14      $   0.53
                                            =============  =============  ============== =============  ============


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


11.      Selected Quarterly Financial Data - Continued

                   2002 Quarter                First          Second          Third         Fourth         Year
         ---------------------------------- -------------  -------------  -------------- -------------  ------------

         Continuing Operations (1):
              Revenues                         $ 482,615      $ 477,848      $  498,301     $ 488,476    $1,947,240
              Equity in earnings of
                unconsolidated joint             161,236        605,482         258,544       173,884     1,199,146
                ventures
              Income from continuing
                operations                       456,208      1,136,357         851,659       452,670     2,896,894
         Discontinued operations (1):
              Revenues                            23,237         23,237          24,005        40,980       111,459
              Income (loss) from and gain
                on disposal of
                discontinued operations            5,382       (323,110 )        23,356       126,443      (167,929 )

         Net income                              461,590        813,247         875,015       579,113     2,728,965

         Income (loss) per limited
            partner unit:

              Continuing operations             $   0.13       $   0.32       $    0.24      $   0.14      $   0.83
              Discontinued operations                 --          (0.09 )          0.01          0.03         (0.05 )
                                            -------------  -------------  -------------- -------------  ------------
                                                $   0.13       $   0.23       $    0.25      $   0.17      $   0.78
                                            =============  =============  ============== =============  ============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

12.      Commitment

         In December 2003, the Partnership entered into an agreement with a third party to sell the property in Wildwood, Florida.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


13.      Subsequent Events

         In January 2004, the Partnership received a balloon payment of approximately $175,800 relating to the mortgage note receivable from the 2000 sale of the property in Alliance, Ohio. This amount represented, and was applied, to the outstanding principal balance.

         In February  2004,  the  Partnership  sold its  property  in  Wildwood,
         Florida and received net sales proceeds of approximately $526,400, resulting in a gain on disposal of discontinued operations of approximately $12,100. The Partnership had recorded provisions for write-down of assets in previous years relating to this property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2003
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting     and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative     services:
                                       prevailing  rate at which  comparable       $138,534
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2003
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


Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                    2003                                      2002
                                            ---------------------                     ---------------------

Audit Fees (1)                                     $      13,926                             $      10,800
Tax Fees (2)                                               7,901                                     6,999
                                            ---------------------                     ---------------------
     Total                                         $      21,827                             $      17,799
                                            =====================                     =====================


(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.   Financial Statements

            Report of Independent Certified Public Accountants

            Balance Sheets at December 31, 2003 and 2002

            Statements of Income for the years ended December 31, 2003, 2002, and 2001

            Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

            Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

            Notes to Financial Statements

    2.   Financial Statement Schedules

            Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

            Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

            Schedule IV - Mortgage Loans on Real Estate at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

(c) Not applicable.

(d) Other Financial Information

    The Partnership is required to file audited financial information of its tenant, Carrols Corporation, as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2003. Carrols Corporation is a reporting company and as of the date hereof, had not filed its Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2004.

                                        CNL INCOME FUND IX, LTD.

                                        By:CNL REALTY CORPORATION
                                           General Partner

                                           /s/ Robert A. Bourne
                                           -----------------------------------
                                           ROBERT A. BOURNE, President


                                        By:ROBERT A. BOURNE
                                           General Partner

                                           /s/ Robert A. Bourne
                                           -----------------------------------
                                           ROBERT A. BOURNE


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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 23, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                         (Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 23, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.



                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                                                            Costs Capitalized
                                                                              Subsequent to           Net Cost Basis at Which
                                                      Initial Cost             Acquisition          Carried at Close of Period (c)
                                              -------------------------- ---------------------  ------------------------------------
                               Encum-                      Buildings and Improve-    Carrying                 Buildings and
                               brances           Land       Improvements   ments      Costs        Land       Improvements     Total
                             ---------------  ------------ ------------- ----------  ---------  ------------  ------------- --------

Properties the Parnership has
Invested in Under
Operating Leases:

     Baker's Square Restaurant:
       Blaine, Minnesota (g)      -              $567,339      $790,259          -     -      $567,339       $790,259    $1,357,598

     Burger King Restaurants:
       Shelby, North Carolina (i) -               289,663       554,268          -     -       289,663        554,268       843,931
       Maple Heights, Ohio        -               430,563       454,823          -     -       430,563        454,823       885,386
       Suwanee, Georgia           -               437,659             -          -     -       437,659             (f)      437,659
       Watertown, New York        -               360,181       529,594          -     -       360,181        529,594       889,775
       Carrboro, North Carolina (h-               406,768       523,067          -     -       406,768        523,067       929,835
       Jackson, Michigan (k)      -               419,375       542,055          -     -       419,375        542,056       961,431

     Capt D's Restaurant:
       Huntsville, Alabama        -               248,976       279,748          -     -       248,977        279,748       528,725

     Denny's Restaurants:
       North Baltimore, Ohio (l)  -               133,187       282,219          -     -       133,187        282,219       415,406

     Golden Corral Buffet and
        Grill Restaurants:
        Brownsville, Texas        -               518,605       988,611          -     -       518,605        988,611     1,507,216
        Tyler, Texas              -               652,103       982,353          -     -       652,103        982,353     1,634,456
        Albany, Georgia           -               564,576     1,076,633          -     -       564,576      1,076,633     1,641,209

     Shoney's Restaurants:
       Windcrest, Texas           -               445,983       670,370          -     -       445,983        670,370     1,116,353
       Grenada, Mississippi       -               335,001       454,723          -     -       335,001        454,723       789,724

     Taco Cabana Restaurant:
       Dallas, Texas (j)          -               485,612       545,192          -     -       485,612        545,192     1,030,804
                                              ------------ ------------- ---------- -----  ------------  ------------- -------------

                                               $6,295,591    $8,673,915          -     -    $6,295,592     $8,673,916   $14,969,508
                                              ============ ============= ========== =====  ============  ============= =============



Properties the Partnership has
   Invested in Under Direct
   Financing Leases:
     Burger King Restaurant:
       Suwanee, Georgia           -                     -      $330,542          -     -            (f)            (f)           (f)

     Hardee's Restaurants:
       Millbrook, Alabama         -               125,703       541,865          -     -            (f)            (f)           (f)
       Greenville, Tennessee      -               127,449       402,926          -     -            (f)            (f)           (f)
       Wooster, Ohio              -               137,427       537,227          -     -            (f)            (f)           (f)
       Auburn, Alabama            -                85,890       364,269          -     -            (f)            (f)           (f)
                                              ------------ ------------- ---------- -----  ------------
                                                 $476,469    $2,176,829          -     -             -
                                              ============ ============= ========== =====  ============


                                       Life on Which
                                      Depreciation in
-----                Date              Latest Income
      Accumulated   of Con-   Date      Statement is
      Depreciation  structionAcquired     Computed
----- ------------  -------  --------   -------------






     $54,876    1970     12/01         (b)


     131,504    1985     05/91         (i)
     190,688    1980     06/91         (b)
          (d)   1991     11/91         (d)
     214,255    1986     11/91         (b)
     124,100    1983     12/96         (i)
      32,367    1994     09/02         (b)


     110,287    1989     10/91         (b)


      20,773    1986     11/91         (l)



     413,229    1990     06/91         (b)
     410,618    1990     06/91         (b)
     172,594    1998     03/99         (b)


     276,840    1991     08/91         (b)
     185,750    1991     09/91         (b)


      28,768    1997     06/02         (b)
 ------------

  $2,366,649
 ============







          (d)   1991     11/91         (d)


          (e)   1991     10/91         (e)
          (e)   1991     10/91         (e)
          (e)   1991     10/91         (e)
          (e)   1991     10/91         (e)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2003

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 2000                                 $ 14,162,233        $  1,963,046
                   Acquisition (g)                                             1,357,598                  --
                 Dispositions                                                 (1,175,816 )          (139,995 )
                 Depreciation expense                                                 --             279,317
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   14,344,015           2,102,368
                 Acquisitions (j), (k)                                         1,992,232                  --
                 Dispositions                                                 (1,648,958 )          (337,441 )
                 Reclassified to operating lease                                 282,219                  --
                 Depreciation expense                                                 --             289,866
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                   14,969,508           2,054,793
                 Depreciation expense                                                 --             311,856
                                                                         ----------------   -----------------

                 Balance, December 31, 2003                                 $ 14,969,508        $  2,366,649
                                                                         ================   =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $18,379,440 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2003


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

(j) During the year ended December 31, 2002, the Partnership purchased a real estate Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,030,800.

(k) During the year ended December 31, 2002, the Partnership purchased a real estate Property from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $961,400.

(l) Effective August 1, 2002, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of August 1, 2002, and is being depreciated over the remaining estimated life of approximately 19 years.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2003

                                                                                                                      Principal
                                                                                                                        Amount
                                                                                                                       of Loans
                                                                                                                      Subject to
                                                                                                      Carrying        Delinquent
                                   Final            Periodic                          Face           Amount of       Principal or
               Interest          Maturity            Payment         Prior         Amount of         Mortgages        Description
                 Rate              Date               Terms          Liens         Mortgages            (1)            Interest
               ----------    ------------------    ------------   ------------   ---------------   ---------------   --------------

Denny's-
Alliance, OH
First Mortgage     9.00%       December 2008               (2)         $   --        $  200,000       $   175,803          $    --
                                                                  ============   ===============   ===============   ==============

Denny's-
Bluffton, OH
First Mortgage     9.00%       December 2008               (3)         $   --        $  300,000       $   266,747          $    --
                                                                  ============   ===============   ===============   ==============


(1)      Carrying  amount   consists  of  outstanding   principal  plus  accrued
         interest. The tax carrying value of the notes are $442,550.

(2) Monthly payments of principal and interest at an annual rate of 9.00% with a balloon payment at maturity of $123,102.

(3) Monthly payments of principal and interest at an annual rate of 9.00%, with a balloon payment at maturity of $184,652.

(4)      The changes in the carrying amounts are summarized as follows:

                                                                   2003              2002               2001
                                                              ---------------   ----------------   ----------------

        Balance at beginning of period                            $  464,352        $   482,406         $  503,838
        Interest earned                                               41,084             42,802             44,496

        Collection of principal and interest                         (62,886 )          (60,856 )          (65,928 )
                                                              ---------------   ----------------   ----------------

        Balance at end of period                                  $  442,550         $  464,352         $  482,406
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