Form 10-Q
period 2004-03-31
CNL INCOME FUND IX LTD
filed 2004-05-14
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                      March 31, 2004
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                       59-3004138
----------------------------------              -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                      32801
------------------------------------------     ---------------------------------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
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

                                    CONTENTS





Part I                                                                  Page
                                                                        ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-10

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             11

   Item 4.    Controls and Procedures                                     11

Part II

   Other Information                                                      12-13

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                  2004                   2003
                                                                           -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                            $  13,541,050          $  13,622,504
   Net investment in direct financing leases                                        1,856,195              1,874,555
   Real estate held for sale                                                          482,700                999,822
   Investment in joint ventures                                                     6,559,570              6,616,969
   Mortgage notes receivable                                                          266,637                442,550
   Cash and cash equivalents                                                        2,067,669              1,503,707
   Receivables                                                                          9,246                 36,055
   Accrued rental income                                                              453,674                464,175
   Other assets                                                                        16,604                 29,784
                                                                           -------------------    -------------------

                                                                                $  25,253,345          $  25,590,121
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                          $    37,100            $    10,527
   Real estate taxes payable                                                           10,781                  8,231
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              32,272                 12,465
   Rents paid in advance and deposits                                                  87,290                 79,938
                                                                           -------------------    -------------------
       Total liabilities                                                              954,944                898,662

   Minority interest                                                                  406,933                408,348

   Commitment (Note 6)

   Partners' capital                                                               23,891,468             24,283,111
                                                                           -------------------    -------------------

                                                                                $  25,253,345          $  25,590,121
                                                                           ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                               ---------------    ---------------
  Revenues:
      Rental income from operating leases                                          $  416,909         $  416,909
      Earned income from direct financing leases                                       52,003             53,974
      Contingent rental income                                                          1,507             22,953
      Interest and other income                                                         6,644             10,375
                                                                               ---------------    ---------------
                                                                                      477,063            504,211
                                                                               ---------------    ---------------

  Expenses:
      General operating and administrative                                             83,967             72,911
      Property related                                                                 39,849             10,743
      State and other taxes                                                            40,624             56,696
      Depreciation and amortization                                                    81,895             81,453
                                                                               ---------------    ---------------
                                                                                      246,335            221,803
                                                                               ---------------    ---------------

  Income before minority interest and equity
      in earnings of unconsolidated joint ventures                                    230,728            282,408

  Minority interest                                                                    (9,254)            (9,305)

  Equity in earnings of unconsolidated joint ventures                                 144,289            149,810
                                                                                ---------------    ---------------

  Income from continuing operations                                                   365,763            422,913
                                                                               ---------------    ---------------

  Discontinued operations:
      Income from discontinued operations                                              18,001              1,794
      Gain on disposal of discontinued operations                                      12,094                288

                                                                               ---------------    ---------------
                                                                                       30,095              2,082
                                                                               ---------------    ---------------

  Net income                                                                       $  395,858         $  424,995
                                                                               ===============    ===============

  Income per limited partner unit:
      Continuing operations                                                         $    0.10          $    0.12
      Discontinued operations                                                            0.01                 --
                                                                               ---------------    ---------------

                                                                                     $   0.11          $    0.12
                                                                               ===============    ===============

  Weighted average number of limited partner
      units outstanding                                                             3,500,000          3,500,000
                                                                               ===============    ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                           Quarter Ended           Year Ended
                                                                             March 31,            December 31,
                                                                                2004                  2003
                                                                         -------------------    ------------------

General partners:
    Beginning balance                                                          $    238,417        $      238,417
    Net income                                                                           --                    --
                                                                         -------------------    ------------------
                                                                                    238,417               238,417
                                                                         -------------------    ------------------

Limited partners:
    Beginning balance                                                            24,044,694            25,332,203
    Net income                                                                      395,858             1,862,495
    Distributions ($0.23 and $0.90 per limited partner
    unit, respectively)                                                            (787,501)           (3,150,004)
                                                                         -------------------    ------------------
                                                                                 23,653,051            24,044,694
                                                                         -------------------    ------------------

Total partners' capital                                                        $ 23,891,468         $  24,283,111
                                                                         ===================    ==================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                              ---------------    ----------------


  Net cash provided by operating activities                                       $  657,950         $   673,737
                                                                              ---------------    ----------------

  Cash flows from investing activities:
      Proceeds from sale of assets                                                   526,388             286,544
      Collections on mortgage notes receivable                                       177,794               4,879
                                                                              ---------------    ----------------
                                                                              ---------------    ----------------
         Net cash provided by investing activities                                   704,182             291,423
                                                                              ---------------    ----------------

  Cash flows from financing activities:
      Distributions to limited partners                                             (787,501)           (787,501)
      Distributions to holder of minority interest                                   (10,669)            (10,660)
                                                                              ---------------    ----------------
         Net cash used in financing activities                                      (798,170)           (798,161)
                                                                              ---------------    ----------------

  Net increase in cash and cash equivalents                                          563,962             166,999

  Cash and cash equivalents at beginning of quarter                                1,503,707           1,914,240
                                                                              ---------------    ----------------

  Cash and cash equivalents at end of quarter                                   $  2,067,669        $  2,081,239
                                                                              ===============    ================

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            quarter                                                             $    787,501         $   787,501
                                                                              ===============    ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 60% interest in Katy Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         In July 2002, the Partnership entered into an agreement to sell its vacant property in Wildwood, Florida. The contract was subsequently terminated and during the quarter ended March 31, 2004, the Partnership received $7,500 as consideration for terminating the contract. During 2003, the Partnership entered into a new contract to sell this property. In February 2004, the Partnership sold the property to a third party and received net sales proceeds of approximately $526,400 resulting in a gain on disposal of discontinued operations of approximately $12,100. The Partnership had recorded provisions for write-down of assets in previous years relating to this property. In March 2004, the Partnership entered into an agreement to sell its property in Greenville, Tennessee and reclassified the asset to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for these two properties, along with the property in Grand Prairie, Texas that was sold in February 2003.


                                                    Quarter Ended
                                                       March 31,
                                                2004                 2003
                                          ----------------      --------------

            Rental revenues                $     14,174         $    13,174
            Other income                          7,500                  --
            Expenses                             (3,673)            (11,380)
                                          ----------------      --------------
            Income from discontinued
                operations                $      18,001         $     1,794
                                          ================      ==============

4.       Mortgage Notes Receivable

         In January 2004, the Partnership received a balloon payment of approximately $176,500 relating to the mortgage note receivable for the property in Alliance, Ohio. This amount represented the total outstanding principal and interest balances.

         The general partners believe that the estimated fair values of mortgage notes receivable at March 31, 2004, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

5.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended March 31:

                                                               2004                 2003
                                                          ---------------     -----------------

           Carrols Corp. and Texas Taco Cabana, LP
           (under common control of Carrols Corp.)          $  156,780            $  182,786
           Golden Corral Corporation                           126,338               124,502
           Burger King Corporation and BK
           Acquisition, Inc. (under common
           control of Burger King Corporation)                 109,068               111,122


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


5.       Concentration of Credit Risk - Continued

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended March 31:


                                                     2004             2003
                                                 -------------    -------------

              Burger King                          $  242,592      $  271,102
              Golden Corral Buffet and Grill          126,338         124,502
              Taco Cabana                              74,157          74,157

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

6.       Commitment

         In March 2004, the Partnership entered into an agreement with a third party to sell the property in Greenville, Tennessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003, the Partnership owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2004, the Partnership owned 19 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $657,950 and $673,737 for the quarters ended March 31, 2004 and 2003, respectively. Other sources and uses of cash included the following during the quarter ended March 31, 2004.

         As of December 31, 2003, the Partnership had accepted two promissory notes in connection with the 2000 sale of two of its Properties. In January 2004, the Partnership received a balloon payment of approximately $176,500 relating to the mortgage note receivable for the Property in Alliance, Ohio. This amount represented the total outstanding principal and interest balances.

         In February 2004, the Partnership sold its Property in Wildwood, Florida, to a third party and received net sales proceeds of approximately $526,400, resulting in a gain on disposal of discontinued operations of approximately $12,100. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest these proceeds in an additional Property or to pay liabilities of the Partnership as needed.

         At March 31, 2004, the Partnership had $2,067,669 in cash and cash equivalents, as compared to $1,503,707 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at March 31, 2004 was primarily a result of the Partnership holding sales proceeds and the balloon payment relating to the mortgage note receivable that was prepaid in January. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

          The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2004 a portion of the remaining sales proceeds from prior years, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $0.23 per unit for each of the quarters ended March 31, 2004 and 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $954,944 at March 31, 2004, as compared to $898,662 at December 31, 2003. The increase in total liabilities was partially due to an increase in amounts due to related parties and an increase in accounts payable and accrued expenses. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In March 2004, the Partnership entered into an agreement to sell its Property in Greenville, Tennessee. As of May 3, 2004, the sale had not occurred.

         The   Partnership   has  no   contractual   obligations  or  contingent
liabilities as of March 31, 2004.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $468,912 during the quarter ended March 31, 2004, as compared to $470,883 during the same period of 2003. Rental revenues from continuing operations remained constant because the changes in the Property portfolio related to the Properties that were accounted for as discontinued operations.

         During the quarters ended March 31, 2004 and 2003, the Partnership did not record rental revenues relating to the Property in North Baltimore, Ohio. In August 2002, the tenant of this Property terminated the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. The general partners are currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the results of operations until the Partnership is able to re-lease it.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Wooster, Ohio filed for Chapter 11 bankruptcy protection and rejected the one lease it has with the Partnership. As of May 3, 2004, the Partnership has received from the guarantor all rental payments relating to this lease. The lost revenues that would result if the guarantor were to cease making rental payments would have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         The Partnership earned $1,507 in contingent rental income during the quarter ended March 31, 2004, as compared to $22,953 during the same period of 2003. The decrease in contingent rental income during 2004 was due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rental income. The Partnership earned $6,644 in interest and other income during the quarter ended March 31, 2004, as compared to $10,375 during the same period of 2003.

         The Partnership earned $144,289 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $149,810 during the same period of 2003. These amounts remained constant, because there were no changes in the Property portfolio owned by the joint ventures and the tenancies in common.

         During the quarter ended March 31, 2004, three of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as Carrols Corp.), (ii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iii) Golden Corral Corporation, each contributed more than ten percent of total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). It is anticipated that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the total rental revenues in 2004. In addition, three restaurant chains, Burger King, Golden Corral Buffet and Grill, and Taco Cabana, each accounted for more than ten percent of total rental revenues and mortgage interest during 2003 (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). It is anticipated that these three restaurant chains will each continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of its leases in 2004. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $246,335 during the quarter ended March 31, 2004, as compared to $221,803 during the same period of 2003. During the quarters ended March 31, 2004 and 2003, the Partnership incurred certain property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the Property in North Baltimore, Ohio. The tenant of this Property terminated the lease in 2002, as described above. The Partnership will continue to incur these expenses relating to this Property until the Partnership is able to re-lease the Property. The increase in operating expenses was also partially due to the Partnership incurring additional general operating and administrative expenses, including legal fees. The increase was partially offset by a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business.

         The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $1,794 during the quarter ended March 31, 2003, relating to the Properties in Grand Prairie, Texas, Wildwood, Florida, and Greenville, Tennessee. The Partnership sold the Grand Prairie, Texas Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $300. The Partnership recognized income from discontinued operations of $18,001 during the quarter ended March 31, 2004 relating to the Properties in Wildwood, Florida and Greenville, Tennessee. Income from discontinued operations included $7,500 that the Partnership received and recognized as income during the quarter ended March 31, 2004, as consideration for terminating a 2002 contract to sell the Property in Wildwood, Florida. In 2003, the Partnership entered into a new contract to sell this Property and in February 2004 sold the Property and recorded a gain on disposal of discontinued operations of approximately $12,100. The Partnership had recorded provisions for write-down of assets in previous years relating to the Properties in Grand Prairie, Texas and Wildwood, Florida. As of May 3, 2004, the sale of the Property in Greenville, Tennessee had not occurred.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In January 2004, the Partnership received a balloon payment of approximately $175,800 relating to the fixed rate mortgage note receivable from the 2000 sale of the Property in Alliance, Ohio. This amount represented the total outstanding principal balance. No other changes in the Partnership's market risk occurred from December 31, 2003 through March 31, 2004. Information regarding the Partnership's market risk at December 31, 2003 is included in its Annual Report on Form 10-K for the year ended December 31, 2003.


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

                10.1 Management Agreement between CNL Income Fund IX, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 11th, day of May, 2004.


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

                10.1 Management Agreement between CNL Income Fund IX, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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