Form 10-K/A
period 2002-12-31
CNL INCOME FUND IX LTD
filed 2004-08-05
CIK 863779

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2002, is being amended to include the Certification of Chief Executive Officer of Corporate General Partner and the Certification of Chief
Financial  Officer of Corporate  General Partner,  each as pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Form 10-K of the Partnership was previously amended (as Form 10-K/A Amendment No. 1) to include, in Item 15(d), summarized financial information of one of its tenants, Carrols Corporation, as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2002. This summarized financial information was not available to the Partnership at the time the Partnership filed its Form 10-K for the year ended December 31, 2002.

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

                      Carrols Corporation and Subsidiaries
                             Selected Financial Data
                                 (In Thousands)


Consolidated Balance Sheet Data:
                                                                                      December 31,
                                                                         2002                   2001
                                                                  ------------------     ------------------

Current Assets                                                    $          26,400      $          23,547
Noncurrent Assets                                                           447,177                450,456
                                                                  ------------------     ------------------
     Total Assets                                                 $         473,577      $         474,003
                                                                  ==================     ==================

Current Liabilities                                               $          59,358      $          56,745
Noncurrent Liabilities                                                      387,560                402,203
Stockholder's Equity                                                         26,659                 15,055
                                                                  ------------------     ------------------
     Total Liabilities and Stockholder's Equity                   $         473,577      $         474,003
                                                                  ==================     ==================



Consolidated Statements of Operations Data:
                                                                           Year Ended December 31,
                                                             2002                 2001                2000
                                                      -----------------    -----------------    -----------------

Gross Revenues                                        $        657,027     $        656,289     $        466,901
Costs and Expenses (including income taxes)                   (645,423)            (660,253)            (462,583)
Extraordinary Item, net of income taxes                             --                   --                 (350)
                                                      -----------------    -----------------    -----------------
Net Income (Loss)                                     $         11,604     $         (3,964)    $          3,968
                                                      =================    =================    =================

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August 2004.

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

           Signature                                  Title                                 Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director       August 5, 2004
------------------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director       August 5, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


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