Form 10-K/A
period 2003-12-31
CNL INCOME FUND IX LTD
filed 2004-08-05
CIK 863779

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2003, is being amended to include, in Item 15(d), summarized financial information of one of its tenants, Carrols Corporation, as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2003. This summarized financial information was not available to the Partnership at the time the Partnership filed its Form 10-K for the year ended December 31, 2003.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


   (d) The Partnership is required to file audited financial information of its tenant, Carrols Corporation, because this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2003. The summarized financial information presented for Carrols Corporation and Subsidiaries as of December 31, 2003 and 2002, and for the three years in the period ended December 31, 2003, was obtained from the Form 10-K filed by Carrols Corporation and Subsidiaries, with the Securities and Exchange Commission. Carrols Corporation and Subsidiaries uses a 52-53 week fiscal year ending on the Sunday closest to December
        31. For clarity of presentation, the 2003, 2002, and 2001 fiscal years, which represent the 52 week periods ended December 28, 2003, December 29, 2002, and December 30, 2001, have been described in the Selected Financial Data below as the years ended December 31, 2003, 2002, and 2001, respectively. Carrols Corporation restated its financial statements for periods ended prior to December 31, 2003 to report certain real estate transactions as financing transactions under Statement of Financial Accounting Standards No. 98 "Accounting for Leases" rather than as sale/leaseback transaction as previously reported.

                      Carrols Corporation and Subsidiaries
                             Selected Financial Data
                                 (In Thousands)

Consolidated Balance Sheet Data:
                                                                          December 31,
                                                                                         2002
                                                               2003                   (Restated)
                                                      --------------------      -------------------

Current Assets                                        $            21,493       $           26,400
Noncurrent Assets                                                 465,381                  520,988
                                                      --------------------      -------------------
     Total Assets                                     $           486,874       $          547,388
                                                      ====================      ===================

Current Liabilities                                   $            62,350       $           61,375
Noncurrent Liabilities                                            403,554                  467,411
Stockholder's Equity                                               20,970                   18,602
                                                      --------------------      -------------------
     Total Liabilities and Stockholder's Equity       $           486,874       $          547,388
                                                      ====================      ===================


Consolidated Statements of Operations Data:
                                                                         Year Ended December 31,
                                                                               2002                2001
                                                        2003                (Restated)          (Restated)
                                                    -----------------    ---------------    -----------------

Gross Revenues                                      $        644,985     $      657,027     $        656,289
Costs and Expenses (including income taxes)                 (642,617)          (647,313)            (662,363)
                                                    -----------------    ---------------    -----------------
Net Income (Loss)                                   $          2,368     $        9,714     $         (6,074)
                                                    =================    ===============    =================

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