Form 10-Q
period 2004-06-30
CNL INCOME FUND IX LTD
filed 2004-08-12
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3004138
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS





Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9-12

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              12

   Item 4.    Controls and Procedures                                      12

Part II

   Other Information                                                       13-14

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                            June 30,          December 31,
                                                              2004                2003
                                                        ----------------    ----------------
                        ASSETS

   Real estate properties with operating leases, net    $    13,459,597     $    13,622,504
   Net investment in direct financing leases                  1,837,307           1,874,555
   Real estate held for sale                                         --             999,822
   Investment in joint ventures                               6,545,707           6,616,969
   Mortgage notes receivable                                    260,369             442,550
   Cash and cash equivalents                                  2,536,882           1,503,707
   Receivables                                                       --              36,055
   Accrued rental income                                        443,050             464,175
   Other assets                                                  31,758              29,784
                                                        ----------------    ----------------

                                                        $    25,114,670          25,590,121
                                                        ================    ================

           LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                $        23,793     $        10,527
   Real estate taxes payable                                     13,312               8,231
   Distributions payable                                        787,501             787,501
   Due to related parties                                        24,331              12,465
   Rents paid in advance and deposits                            81,621              79,938
                                                        ----------------    ----------------
       Total liabilities                                        930,558             898,662

   Minority interest                                            405,557             408,348

   Partners' capital                                         23,778,555          24,283,111
                                                        ----------------    ----------------

                                                        $    25,114,670     $    25,590,121
                                                        ================    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                    Six Months Ended
                                                               June 30,                           June 30,
                                                         2004              2003             2004             2003
                                                    --------------    --------------   --------------   --------------
Revenues:
    Rental income from operating leases             $     414,352     $     416,905    $     831,261    $     833,814
    Earned income from direct financing leases             51,472            53,504          103,475          107,478
    Contingent rental income                                   --                --            1,507           22,953
    Interest and other income                               9,493            10,773           16,137           21,148
                                                    --------------    --------------   --------------   --------------
                                                          475,317           481,182          952,380          985,393
                                                    --------------    --------------   --------------   --------------

Expenses:
    General operating and administrative                   55,861             61,792         139,828          134,703
    Property related                                       51,696              7,924          91,545           18,667
    State and other taxes                                     300              4,781          40,924           61,477
    Depreciation and amortization                          81,895             81,453         163,790          162,906
                                                    --------------     --------------   -------------   --------------
                                                          189,752            155,950         436,087          377,753
                                                    --------------     --------------   -------------   --------------

Income before minority interest and equity in
    earnings of unconsolidated
    joint ventures                                        285,565            325,232         516,293          607,640

Minority interest                                          (9,300)            (9,292)        (18,554)         (18,597)

Equity in earnings of unconsolidated
    joint ventures                                        162,347            160,310         306,636          310,120
                                                    --------------     --------------   -------------   --------------

Income from continuing operations                         438,612            476,250         804,375          899,163
                                                    --------------     --------------   -------------   --------------

Discontinued operations:
    Income from discontinued operations                     6,527              2,936          24,528            4,730
    Gain on disposal of discontinued operations           229,449                 --         241,543              288
                                                    --------------     --------------   -------------   --------------
                                                          235,976              2,936         266,071            5,018
                                                    --------------     --------------   -------------   --------------

Net income                                          $     674,588      $     479,186    $  1,070,446    $     904,181
                                                    ==============     ==============   =============   ==============

Income per limited partner unit:
    Continuing operations                           $        0.13      $        0.14    $       0.23    $        0.26
    Discontinued operations                                  0.06                 --            0.08               --
                                                    --------------     --------------   -------------   --------------
                                                    $        0.19      $        0.14    $       0.31    $        0.26
                                                    ==============     ==============   =============   ==============

Weighted average number of limited partner
    units outstanding                                   3,500,000          3,500,000       3,500,000        3,500,000
                                                    ==============     ==============   =============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                    Six Months Ended         Year Ended
                                                        June 30,            December 31,
                                                          2004                  2003
                                                   ------------------    ------------------

General partners:
    Beginning balance                              $         238,417     $         238,417
    Net income                                                    --                    --
                                                   ------------------    ------------------
                                                             238,417               238,417
                                                   ------------------    ------------------

Limited partners:
    Beginning balance                                     24,044,694            25,332,203
    Net income                                             1,070,446             1,862,495
    Distributions ($0.45 and $0.90 per
        limited partner unit, respectively)               (1,575,002)           (3,150,004)
                                                   ------------------    ------------------
                                                          23,540,138            24,044,694
                                                   ------------------    ------------------

Total partners' capital                            $      23,778,555     $      24,283,111
                                                   ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                      June 30,
                                                              2004              2003
                                                         --------------    --------------


  Net cash provided by operating activities              $   1,208,918     $   1,258,217
                                                         --------------    --------------

  Cash flows from investing activities:
      Proceeds from sale of assets                           1,238,536           286,544
      Collections on mortgage notes receivable                 182,068            11,332
                                                         --------------    --------------
         Net cash provided by investing activities           1,420,604           297,876
                                                         --------------    --------------

  Cash flows from financing activities:
      Distributions to limited partners                     (1,575,002)       (1,575,002)
      Distributions to holder of minority interest             (21,345)          (21,344)
                                                         --------------    --------------
         Net cash used in financing activities              (1,596,347)       (1,596,346)
                                                         --------------    --------------

  Net increase (decrease) in cash and cash equivalents       1,033,175           (40,253)

  Cash and cash equivalents at beginning of period           1,503,707         1,914,240
                                                         --------------    --------------

  Cash and cash equivalents at end of period             $   2,536,882     $   1,873,987
                                                         ==============    ==============

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            period                                       $     787,501     $     787,501
                                                         ==============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures

         During 2003, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, entered into negotiations with a third party to sell the property in San Antonio, Texas. In 2004, the contract was terminated, and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Investment in Joint Ventures - Continued

         CNL Restaurant Investments II and CNL Restaurant Investments III each own five properties and Ashland Joint Venture owns one property. The Partnership and affiliates, as tenants-in-common, own four properties. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                       June 30,        December 31,
                                                         2004              2003
                                                    --------------    --------------
          Real estate properties with operating
              leases, net                           $  13,003,853     $  13,155,083
          Net investment in direct financing
              leases                                    2,729,610         2,757,970
          Cash                                             76,490            94,970
          Accrued rental income                           409,059           359,966
          Other assets                                      4,838            43,407
          Liabilities                                      20,520            59,316
          Partners' capital                            16,203,330        16,352,080


                                    Quarter Ended                   Six Months Ended
                                      June 30,                          June 30,
                                2004             2003             2004             2003
                           --------------   --------------   --------------   --------------

          Revenues         $     478,668    $     480,463    $     957,174    $     964,913
          Expenses               (75,859)         (81,709)        (196,712)        (196,250)
                           --------------   --------------   --------------   --------------

          Net income       $     402,809    $     398,754    $     760,462    $     768,663
                           ==============   ==============   ==============   ==============


         The Partnership recognized income of $306,636, and $310,120, during the six months ended June 30, 2004 and 2003, respectively, $162,347 and $160,310 of which were earned during the second quarters of 2004 and 2003, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

4.       Discontinued Operations

         In July 2002, the Partnership entered into an agreement to sell its vacant property in Wildwood, Florida. The contract was subsequently terminated and during the quarter ended March 31, 2004, the Partnership received $7,500 as consideration for terminating the contract. During 2003, the Partnership entered into a new contract to sell this property. In February 2004, the Partnership sold the property to a third party and received net sales proceeds of approximately $526,400, resulting in a gain on disposal of discontinued operations of approximately $12,100. The Partnership had recorded provisions for write-down of assets in previous years relating to this property. In March 2004, the Partnership entered into an agreement to sell its property in Greenville, Tennessee. The Partnership sold this property in May 2004 for approximately $712,100 resulting in a gain on disposal of discontinued operations of approximately $229,400.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

4.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for these two properties, along with the property in Grand Prairie, Texas that was sold in February 2003.

                                             Quarter Ended                    Six Months Ended
                                                June 30,                           June 30,
                                           2004             2003             2004             2003
                                      --------------   --------------   --------------   --------------

         Rental revenues              $       6,770    $      13,070    $      20,944    $      26,244
         Other income                            --               --            7,500               --
         Expenses                              (243)         (10,134)          (3,916)         (21,514)
                                      --------------   --------------   --------------   --------------
         Income from discontinued
         operations                   $       6,527    $       2,936    $      24,528    $       4,730
                                      ==============   ==============   ==============   ==============

5.       Mortgage Notes Receivable

         In January 2004, the Partnership received a balloon payment of approximately $176,500 relating to the mortgage note receivable for the property in Alliance, Ohio. This amount represented the total outstanding principal and interest balances.

6.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended June 30:

                                                                 2004              2003
                                                            --------------    --------------
           Carrols Corporation and Texas Taco Cabana,
               LP (under common control of Carrols
               Corporation)                                 $     314,799     $     340,805
           Golden Corral Corporation                              252,675           250,839
           Burger King Corporation and BK
               Acquisition, Inc. (under common
               control of Burger King Corporation)                218,416           220,681


         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended June 30:

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

6.       Concentration of Credit Risk - Continued

                                                     2004              2003
                                                --------------    --------------

              Burger King                       $     486,581     $     515,768
              Golden Corral Buffet and Grill          252,675           250,839
              Taco Cabana                             148,314               N/A


         Although the properties are geographically diverse throughout the United States and the lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

         The information denoted by N/A indicates that for the period presented, the chain did not represent more than ten percent of the Partnership's total rental revenues.

7.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $27.72 million, consisting of approximately $23.18 million in cash and approximately $4.54 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $187,000 consisting of approximately $156,000 in cash and approximately $31,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003, we owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2004, we owned 18 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,208,918 and $1,258,217 for the six months ended June 30, 2004 and 2003, respectively. Other sources and uses of cash included the following during the six months ended June 30, 2004.

         As of December 31, 2003, we had accepted two promissory notes in connection with the 2000 sale of two Properties. In January 2004, we received a balloon payment of approximately $176,500 relating to the mortgage note receivable for the Property in Alliance, Ohio. This amount represented the total outstanding principal and interest balances.

         In February and May 2004, we sold the Properties in Wildwood, Florida and Greenville, Tennessee, respectively, each to a third party and received total net sales proceeds of approximately $1,238,500, resulting in a total gain on disposal of discontinued operations of approximately $241,500. We had recorded provisions for write-down of assets in previous years relating to the Property in Wildwood, Florida. We intend to reinvest these proceeds in additional Properties or to pay liabilities as needed.

         At June 30, 2004, we had $2,536,882 in cash and cash equivalents, as compared to $1,503,707 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at June 30, 2004 was primarily a result of holding sales proceeds and the balloon payment relating to the mortgage note receivable that was prepaid in January. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2004, a portion of the remaining sales proceeds, we declared distributions to limited partners of $1,575,002 for each of the six months ended June 30, 2004 and 2003 ($787,501 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $0.45 per unit for each of the six months ended June 30, 2004 and 2003 ($0.23 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $930,558 at June 30, 2004, as compared to $898,662 at December 31, 2003. The increase in total liabilities was partially due to an increase in amounts due to related parties and an increase in accounts payable and accrued expenses. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $934,736 during the six months ended June 30, 2004, as compared to $941,292 during the same period of 2003, $465,824 and $470,409 of which were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the Property portfolio related to the Properties accounted for as discontinued operations.

         During the quarters and six months ended June 30, 2004 and 2003, we did not record rental revenues relating to the Property in North Baltimore, Ohio. In August 2002, the tenant of this Property terminated the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. The general partners are currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will continue to have an adverse effect on our results of operations until we are able to re-lease it.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Wooster, Ohio filed for Chapter 11 bankruptcy protection and rejected the one lease it had with us. In June 2004, the lease was assigned to and assumed by Hardee's Food System, Inc., the guarantor. As of August 9, 2004, we have received from the guarantor all rental payments relating to this lease.

         We earned $1,507 in contingent rental income during the six months ended June 30, 2004, as compared to $22,953 during the same period of 2003. The decrease in contingent rental income during 2004 was due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rental income. We earned $16,137 in interest and other income during the six months ended June 30, 2004, as compared to $21,148 during the same period of 2003, $9,493 and $10,773 of which were earned during the second quarters of 2004 and 2003, respectively.

         We earned $306,636 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $310,120 during the same period of 2003, $162,347 and $160,310 of which were earned during the second quarters of 2004 and 2003, respectively. These amounts remained relatively constant because the Property portfolio owned by the joint ventures and the tenancies in common did not change. During 2003, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, entered into negotiations with a third party to sell the Property in San Antonio, Texas. In 2004, the contract was terminated, and as a result, the joint venture reclassified the assets from real estate held for sale to real estate properties with operating leases.

         During the six months ended June 30, 2004, three of our lessees (or group of affiliated lessees), (i) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as Carrols Corp.), (ii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iii) Golden Corral Corporation, each contributed more than ten percent of total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint venture and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the total rental revenues in 2004. In addition, three restaurant chains, Burger King, Golden Corral Buffet and Grill, and Taco Cabana, each accounted for more than ten percent of total rental revenues and mortgage interest during the six months ended June 30, 2004 (including total rental revenues from the consolidated joint venture and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that these three restaurant chains will each continue to account for more than ten percent of the total rental revenues in 2004. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $436,087 during the six months ended June 30, 2004, as compared to $377,753 during the same period of 2003, $189,752 and $155,950 of which were incurred during the second quarters of 2004 and 2003, respectively. The increase in operating expenses was partially caused by an increase in property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the Property in North Baltimore, Ohio. The tenant of this Property terminated the lease in 2002, as described above. We will continue to incur these expenses relating to this Property until we are able to re-lease the Property. The increase in operating expenses was also partially due to us incurring additional general operating and administrative expenses, including legal fees. The increase was partially offset by a decrease in the amount of state tax expense relating to several states in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $2,936 and $4,730 during the quarter and six months ended June 30, 2003, respectively, relating to the Properties in Grand Prairie, Texas, Wildwood, Florida, and Greenville, Tennessee. We sold the Grand Prairie, Texas Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $300. We recognized income from discontinued operations of $6,527 and $24,528 during the quarter and six months ended June 30, 2004, respectively, relating to the Properties in Wildwood, Florida and Greenville, Tennessee. Income from discontinued operations included $7,500 that we received and recognized as income during the first quarter of 2004, as consideration for terminating a 2002 contract to sell the Property in Wildwood, Florida. In 2003, we entered into a new contract to sell this Property and in February 2004 sold the Property and recorded a gain on disposal of discontinued operations of approximately $12,100. In May 2004, we sold the
Property in Greenville, Tennessee and recorded a gain on disposal of discontinued operations of approximately $229,400. We had recorded provisions for write-down of assets in previous years relating to the Properties in Grand Prairie, Texas and Wildwood, Florida.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, Katy Joint Venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $27.72 million, consisting of approximately $23.18 million in cash and approximately $4.54 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $187,000 consisting of approximately $156,000 in cash and approximately $31,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In January 2004, we received a balloon payment of approximately $175,800 relating to the fixed rate mortgage note receivable from the 2000 sale of the Property in Alliance, Ohio. This amount represented the total outstanding principal balance. No other changes in our market risk occurred from December 31, 2003 through June 30, 2004. Information regarding our market risk at December 31, 2003 is included in our Annual Report on Form 10-K for the year ended December 31, 2003.



ITEM 4.  CONTROLS AND PROCEDURES


         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.   Inapplicable.
         -----------------

Item 2.  Changes in Securities.   Inapplicable.
         ---------------------

Item 3.  Default upon Senior Securities.   Inapplicable.
         ------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   Inapplicable.
         ---------------------------------------------------

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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