Form 10-Q
period 2004-09-30
CNL INCOME FUND IX LTD
filed 2004-11-15
CIK 863779

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund IX, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3004138
--------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


       450 South Orange Avenue
          Orlando, Florida                                  32801
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                                    CONTENTS





Part I                                                                     Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              11

   Item 4.    Controls and Procedures                                      11-12

Part II

   Other Information                                                       13-14

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                  2004                   2003
                                                                           -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                       $       17,094,101     $       17,424,556
   Net investment in direct financing leases                                        1,817,871              1,874,555
   Real estate held for sale                                                               --                999,822
   Investment in joint ventures                                                     4,827,748              4,899,183
   Mortgage notes receivable                                                          257,135                442,550
   Cash and cash equivalents                                                        2,407,133              1,509,370
   Receivables                                                                             --                 36,055
   Accrued rental income                                                              432,177                464,175
   Other assets                                                                        30,929                 29,784
                                                                           -------------------    -------------------

                                                                           $       26,867,094     $       27,680,050
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                   $           62,606     $           10,643
   Real estate taxes payable                                                            7,255                  8,231
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              49,001                 12,465
   Rents paid in advance and deposits                                                  82,808                 79,938
                                                                           -------------------    -------------------
       Total liabilities                                                              989,171                898,778

   Minority interests                                                               2,446,376              2,498,161

   Partners' capital                                                               23,431,547             24,283,111
                                                                           -------------------    -------------------

                                                                           $       26,867,094     $       27,680,050
                                                                           ===================    ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                   Nine Months Ended
                                                             September 30,                     September 30,
                                                        2004              2003            2004             2003
                                                    -------------     --------------  --------------  ----------------
Revenues:
    Rental income from operating leases             $    543,417      $     541,042   $   1,622,951   $     1,623,127
    Earned income from direct financing leases            50,927             53,017         154,402           160,495
    Contingent rental income                               4,824              2,686           6,780            28,935
    Interest and other income                              5,977             10,312          22,114            31,460
                                                    -------------     --------------  --------------  ----------------
                                                         605,145            607,057       1,806,247         1,844,017
                                                    -------------     --------------  --------------  ----------------

Expenses:
    General operating and administrative                  95,668             56,502         235,931           191,205
    Property related                                      20,067             48,122         111,612            68,305
    State and other taxes                                     --                 --          41,024            61,577
    Depreciation and amortization                        110,594            110,151         331,780           330,453
                                                    -------------     --------------  --------------  ----------------
                                                         226,329            214,775         720,347           651,540
                                                    -------------     --------------  --------------  ----------------

Income before minority interests and equity
     in earnings of unconsolidated
    joint ventures                                       378,816            392,282       1,085,900         1,192,477

Minority interests                                       (63,579)           (62,868)       (186,687)         (186,985)

Equity in earnings of unconsolidated
    joint ventures                                       125,256            118,506         345,655           341,591
                                                    -------------     --------------  --------------  ----------------

Income from continuing operations                        440,493            447,920       1,244,868         1,347,083
                                                    -------------     --------------  --------------  ----------------

Discontinued operations:
    Income from discontinued operations                       --              7,001          24,528            11,731
    Gain on disposal of discontinued operations               --                 --         241,543               288
                                                    -------------     --------------  --------------  ----------------
                                                              --              7,001         266,071            12,019
                                                    -------------     --------------  --------------  ----------------

Net income                                          $    440,493      $     454,921   $   1,510,939   $     1,359,102
                                                    =============     ==============  ==============  ================

Income per limited partner unit:
    Continuing operations                           $       0.13      $        0.13   $        0.35   $          0.38
    Discontinued operations                                   --                 --            0.08              0.01
                                                    -------------     --------------  --------------  ----------------
                                                    $       0.13      $        0.13   $        0.43   $          0.39
                                                    =============     ==============  ==============  ================

Weighted average number of limited partner
    units outstanding                                  3,500,000          3,500,000       3,500,000         3,500,000
                                                    =============     ==============  ==============  ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Nine Months Ended          Year Ended
                                                                          September 30,           December 31,
                                                                               2004                   2003
                                                                       ---------------------    ------------------

General partners:
    Beginning balance                                                  $            238,417     $         238,417
    Net income                                                                           --                    --
                                                                       ---------------------    ------------------
                                                                                    238,417               238,417
                                                                       ---------------------    ------------------

Limited partners:
    Beginning balance                                                            24,044,694            25,332,203
    Net income                                                                    1,510,939             1,862,495
    Distributions ($0.68 and $0.90 per limited partner
       unit, respectively)                                                       (2,362,503)           (3,150,004)
                                                                       ---------------------    ------------------
                                                                                 23,193,130            24,044,694
                                                                       ---------------------    ------------------

Total partners' capital                                                $         23,431,547     $      24,283,111
                                                                       =====================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2004               2003
                                                                              ---------------    ----------------


  Net cash provided by operating activities                                   $    2,074,924     $     2,098,627
                                                                              ---------------    ----------------

  Cash flows from investing activities:
      Proceeds from sale of assets                                                 1,238,536             286,544
      Collections on mortgage notes receivable                                       185,278              14,520
                                                                              ---------------    ----------------
         Net cash provided by investing activities                                 1,423,814             301,064
                                                                              ---------------    ----------------

  Cash flows from financing activities:
      Distributions to limited partners                                           (2,362,503)         (2,362,503)
      Distributions to holders of minority interests                                (238,472)           (220,822)
                                                                              ---------------    ----------------
         Net cash used in financing activities                                    (2,600,975)         (2,583,325)
                                                                              ---------------    ----------------

  Net increase (decrease) in cash and cash equivalents                               897,763            (183,634)

  Cash and cash equivalents at beginning of period                                 1,509,370           1,917,240
                                                                              ---------------    ----------------

  Cash and cash equivalents at end of period                                  $    2,407,133     $     1,733,606
                                                                              ===============    ================

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            period                                                            $      787,501     $       787,501
                                                                              ===============    ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IX, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 60% interest in Katy Joint Venture and its 45.2% interest in CNL Restaurant Investments II using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Discontinued Operations

         During 2003, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest, and accounts for under the consolidation method, entered into negotiations with a third party to sell the property in San Antonio, Texas. In 2004, the contract was terminated, and as a result, the Partnership reclassified the assets from real estate held for sale to real estate properties with operating leases.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

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

                                                       Quarter Ended                Nine Months Ended
                                                       September 30,                  September 30,
                                                    2004           2003            2004            2003
                                                -------------  -------------- ---------------  --------------

         Rental revenues                        $         --   $      12,965  $       20,944   $      39,209
         Other income                                     --              --           7,500              --
         Expenses                                         --          (5,964)         (3,916)        (27,478)
                                                -------------  -------------- ---------------  --------------
         Income from discontinued
            operations                          $         --   $       7,001  $       24,528   $      11,731
                                                =============  ============== ===============  ==============


3.       Mortgage Notes Receivable

         In January 2004, the Partnership received a balloon payment of approximately $176,500 relating to the mortgage note receivable for the property in Alliance, Ohio. This amount represented the total outstanding principal and interest balances.

4.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                                     2004                 2003
                                                                ---------------     -----------------

           Carrols Corporation and Texas Taco Cabana, LP
              (under common control of Carrols Corporation)      $     603,877       $       627,565
           Burger King Corporation and BK Acquisition, Inc.
              (under common control of Burger King Corporation)        490,285               490,136
           Golden Corral Corporation                                   379,013               377,177

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint ventures and the Partnership's share of total

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Concentration of Credit Risk - Continued

         rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                                   2004                2003
                                                              ----------------    ----------------

              Burger King                                     $       895,338     $      920,220
              Golden Corral Buffet and Grill                          379,013            377,177
              Taco Cabana                                             270,936            270,992

         Although the properties are geographically diverse throughout the United States and the lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

5.       Merger Transaction

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

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $27.72 million, consisting of approximately $23.18 million in cash and approximately $4.54 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $187,000 consisting of approximately $156,000 in cash and approximately $31,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IX, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we owned 20 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 18 Properties directly and 16 Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $27.72 million, consisting of approximately $23.18 million in cash and approximately $4.54 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $187,000 consisting of approximately $156,000 in cash and approximately $31,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,074,924 and $2,098,627 for the nine months ended September 30, 2004 and 2003, respectively. Other sources and uses of cash included the following during the nine months ended September 30, 2004.

         As of December 31, 2003, we had accepted two promissory notes in connection with the 2000 sale of two Properties. In January 2004, we received a balloon payment of approximately $176,500 relating to the mortgage note receivable for the Property in Alliance, Ohio. This amount represented the total outstanding principal and interest balances.

         In February and May 2004, we sold the Properties in Wildwood, Florida and Greenville, Tennessee, respectively, each to a third party, and received total net sales proceeds of approximately $1,238,500, resulting in a total gain on disposal of discontinued operations of approximately $241,500. We had recorded provisions for write-down of assets in previous years relating to the Property in Wildwood, Florida. We intend to reinvest these proceeds in additional Properties or to pay liabilities as needed.

         At September 30, 2004, we had $2,407,133 in cash and cash equivalents, as compared to $1,509,370 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at September 30, 2004 was primarily a result of holding sales proceeds and the balloon payment relating to the mortgage note receivable that was prepaid in January. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and a portion of sales proceeds, we declared distributions to limited partners of $2,362,503 for each of the nine months ended September 30, 2004 and 2003 ($787,501 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $0.68 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.23 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $989,171 at September 30, 2004, as compared to $898,778 at December 31, 2003. The increase in total liabilities was primarily due to an increase in amounts due to related parties and an increase in accounts payable and accrued expenses. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,777,353 during the nine months ended September 30, 2004, as compared to $1,783,622 during the same period of 2003, $594,344 and $594,059 of which were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the Property portfolio related to the Properties accounted for as discontinued operations.

         During the quarters and nine months ended September 30, 2004 and 2003, we did not record rental revenues relating to the Property in North Baltimore, Ohio. In August 2002, the tenant of this Property terminated the lease, as permitted in the lease agreement, when a partial right of way taking reduced road access to the restaurant. The general partners are currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will continue to have an adverse effect on our results of operations until we are able to re-lease it.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Wooster, Ohio, filed for Chapter 11 bankruptcy protection and rejected the one lease it had with us. In June 2004, the lease was assigned to and assumed by Hardee's Food Systems, Inc., the guarantor. As of November 5, 2004, we have received from the guarantor all rental payments relating to this lease.

         We earned $6,780 in contingent rental income during the nine months ended September 30, 2004, as compared to $28,935 during the same period of 2003, $4,824 and $2,686 of which were earned during the third quarters of 2004 and 2003, respectively. The decrease in contingent rental income during 2004 was due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rental income. We earned $22,114 in interest and other income during the nine months ended September 30, 2004, as compared to $31,460 during the same period of 2003, $5,977 and $10,312 of which were earned during the third quarters of 2004 and 2003, respectively. Interest and other income was higher during the quarter and nine months ended September 30, 2003, because we earned interest on a mortgage note receivable held in connection with the 2000 sale of the Property in Alliance, Ohio. The mortgage note receivable was paid in full in January 2004.

         We earned $345,655 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $341,591 during the same period of 2003, $125,256 and $118,506 of which were earned during the third quarters of 2004 and 2003, respectively. These amounts remained relatively constant because the Property portfolio owned by the joint ventures and the tenancies in common did not change.

         During the nine months ended September 30, 2004, three of our lessees (or group of affiliated lessees), (i) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as Carrols Corp.), (ii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iii) Golden Corral Corporation, each contributed more than ten percent of total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the total rental revenues in 2004. In addition, three restaurant chains, Burger King, Golden Corral Buffet and Grill, and Taco Cabana, each accounted for more than ten percent of total rental revenues and mortgage interest during the nine months ended September 30, 2004 (including total rental revenues from the consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that these three restaurant chains will each continue to account for more than ten percent of the total rental revenues in 2004. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $720,347 during the nine months ended September 30, 2004, as compared to $651,540 during the same period of 2003, $226,329 and $214,775 of which were incurred during the third quarters of 2004 and 2003, respectively. The increase in operating expenses during the nine months ended September 30, 2004, was partially caused by an increase in property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the Property in North Baltimore, Ohio. The tenant of this Property terminated the lease in 2002, as described above. We will continue to incur these expenses relating to this Property until we are able to re-lease the Property. The increase in operating expenses during the quarter and nine months ended September 30, 2004, was also partially due to incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above. The increase during the quarter and nine months ended September 30, 2004 was partially offset by a decrease in Property related expenses and a decrease in the amount of state tax expense relating to several states in which we conduct business, respectively.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $11,731 during the nine months ended September 30, 2003, relating to the Properties in Grand Prairie, Texas, Wildwood, Florida, and Greenville, Tennessee. We sold the Grand Prairie, Texas Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $300. We recognized income from discontinued operations of $7,001 during the quarter ended September 30, 2003 and income from discontinued operations of $24,528 during the nine months ended September 30, 2004, relating to the Properties in Wildwood, Florida and Greenville, Tennessee. Income from discontinued operations included $7,500 that we received and recognized as income during the first quarter of 2004, as consideration for terminating a 2002 contract to sell the Property in Wildwood, Florida. In 2003, we entered into a new contract to sell this Property and in February 2004, we sold the Property and recorded a gain on disposal of discontinued operations of approximately $12,100. In May 2004, we sold the Property in Greenville, Tennessee and recorded a gain on disposal of discontinued operations of approximately $229,400. We had recorded provisions for write-down of assets in previous years relating to the Properties in Grand Prairie, Texas and Wildwood, Florida.

         During 2003, CNL Restaurant Investments II, in which we own a 45.2% interest, and account for under the consolidation method, entered into negotiations with a third party to sell the Property in San Antonio, Texas. In 2004, the contract was terminated, and as a result, we reclassified the assets from real estate held for sale to real estate properties with operating leases.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, Katy Joint Venture and CNL Restaurant Investments II, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In January 2004, we received a balloon payment of approximately $175,800 relating to the fixed rate mortgage note receivable from the 2000 sale of the Property in Alliance, Ohio. This amount represented the total outstanding principal balance. No other changes in our market risk occurred from December 31, 2003 through September 30, 2004. Information regarding our market risk at December 31, 2003 is included in our Annual Report on Form 10-K for the year ended December 31, 2003.


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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         ------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         ------------------------------------------------------------
         Inapplicable.

Item 3.  Default upon Senior Securities.   Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders. Inapplicable.
         ----------------------------------------------------

Item 5.  Other Information.   Inapplicable.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition IX, LLC, and CNL Income Fund IX, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND IX, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:  /s/ James M. Seneff, Jr.
                                          --------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Robert A. Bourne
                                          --------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number

                 Exhibits

                 2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition IX, LLC, and CNL Income Fund IX, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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