Form 10-Q/A
period 2004-03-31
CNL INCOME FUND IX LTD
filed 2004-12-09
CIK 863779

FORM 10-Q/A

                           Amendment No.1 to Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-20017
                     ---------------------------------------


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3004138
--------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


       450 South Orange Avenue
          Orlando, Florida                                   32801
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                               ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X ___

         This amendment on Form 10-Q/A to Form 10-Q of CNL Income Fund IX, Ltd. (the "Partnership"), for the quarter ended March 31, 2004 incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This restatement includes changes to
Part I Items, Item 1 and Item 2. See Note 1 to our Condensed Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 14, 2004.

         This Form 10-Q/A also includes restatements of previously reported historical financial data and related descriptions for the quarter ended March 31, 2004. During the quarter ended September 30, 2004 the Partnership reassessed the manner in which it had implemented FASB Interpretation No. 46R during the quarter ended March 31, 2004 and determined that one additional joint venture, CNL Restaurant Investments II, should have been consolidated. The financial statements have been restated for all periods presented to consolidate this joint venture. The restatement had no effect on previously reported net income or partners' capital.

                                    CONTENTS





Part I                                                                     Page

     Item 1.   Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-9

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-13

     Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                              13

     Item 4.   Controls and Procedures                                     13

Part II

     Other Information                                                     14-15

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                March 31,              December 31,
                                                                                  2004                    2003
                                                                             (as restated)           (as restated)
                                                                           -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                            $  17,314,403          $  17,424,556
   Net investment in direct financing leases                                        1,856,195              1,874,555
   Real estate held for sale                                                          482,700                999,822
   Investment in joint ventures                                                     4,854,653              4,899,183
   Mortgage notes receivable                                                          266,637                442,550
   Cash and cash equivalents                                                        2,074,157              1,509,370
   Receivables                                                                          9,246                 36,055
   Accrued rental income                                                              453,674                464,175
   Other assets                                                                        16,604                 29,784
                                                                           -------------------    -------------------

                                                                                $  27,328,269          $  27,680,050
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                        $      37,587          $      10,643
   Real estate taxes payable                                                           10,781                  8,231
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              32,498                 12,465
   Rents paid in advance and deposits                                                  87,290                 79,938
                                                                           -------------------    -------------------
       Total liabilities                                                              955,657                898,778

   Minority interests                                                               2,481,144              2,498,161

   Commitment (Note 6)

   Partners' capital                                                               23,891,468             24,283,111
                                                                           -------------------    -------------------

                                                                                $  27,328,269          $  27,680,050
                                                                           ===================    ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                                (as restated)      (as restated)
                                                                               ---------------    ---------------
  Revenues:
      Rental income from operating leases                                          $  541,046         $  541,044
      Earned income from direct financing leases                                       52,003             53,974
      Contingent rental income                                                          1,956             26,249
      Interest and other income                                                         6,644             10,375
                                                                               ---------------    ---------------
                                                                                      601,649            631,642
                                                                               ---------------    ---------------

  Expenses:
      General operating and administrative                                             84,516             72,911
      Property related                                                                 39,849             11,490
      State and other taxes                                                            40,624             56,696
      Depreciation and amortization                                                   110,593            110,151
                                                                               ---------------    ---------------
                                                                                      275,582            251,248
                                                                               ---------------    ---------------

  Income before minority interest and equity
      in earnings of unconsolidated joint ventures                                    326,067            380,394

  Minority interests                                                                  (61,500)           (63,001)

  Equity in earnings of unconsolidated joint ventures                                 101,196            105,520
                                                                               ---------------    ---------------

  Income from continuing operations                                                   365,763            422,913
                                                                               ---------------    ---------------

  Discontinued operations:
      Income from discontinued operations                                              18,001              1,794
      Gain on disposal of discontinued operations                                      12,094                288
                                                                               ---------------    ---------------
                                                                                       30,095              2,082
                                                                               ---------------    ---------------

  Net income                                                                       $  395,858         $  424,995
                                                                               ===============    ===============
  Income per limited partner unit:
      Continuing operations                                                         $    0.10          $    0.12
      Discontinued operations                                                            0.01                  --
                                                                               ---------------    ---------------
                                                                                     $   0.11          $    0.12
                                                                               ===============    ===============
  Weighted average number of limited partner
      units outstanding                                                             3,500,000          3,500,000
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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                              ---------------    ---------------
                                                                               (as restated)      (as restated)


  Net cash provided by operating activities                                     $    726,623       $    743,302
                                                                              ---------------    ---------------
  Cash flows from investing activities:
      Proceeds from sale of assets                                                   526,388            286,544
      Collections on mortgage notes receivable                                       177,794              4,879
                                                                              ---------------    ---------------
         Net cash provided by investing activities                                   704,182            291,423
                                                                              ---------------    ---------------
  Cash flows from financing activities:
      Distributions to limited partners                                             (787,501)          (787,501)
      Distributions to holders of minority interests                                 (78,517)           (80,212)
                                                                              ---------------    ---------------
         Net cash used in financing activities                                      (866,018)          (867,713)
                                                                              ---------------    ---------------

  Net increase in cash and cash equivalents                                          564,787             167,012

  Cash and cash equivalents at beginning of quarter                                1,509,370           1,917,240
                                                                              ---------------    ---------------

  Cash and cash equivalents at end of quarter                                   $  2,074,157        $  2,084,252
                                                                              ===============    ===============

  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            quarter                                                               $  787,501         $   787,501
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

         This Form 10-Q/A includes changes made to the Form 10-Q for the quarter ended March 31, 2004 as filed on May 11, 2004 and it also includes restatements of previously reported financial data and related descriptions for the quarter ended March 31, 2003. The Partnership determined that upon adoption of FIN 46R that one additional joint venture previously accounted for on the equity method should have been consolidated. The restatements had no effect on partners' capital or net income. The following is a summary of the effects of the restatement on the Partnership's previously reported financial statements:

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation - Continued

                    Restatements on Condensed Balance Sheets

                                                              March 31, 2004                  December 31, 2003
                                                       ------------------------------   -----------------------------
                                                                                              As
                                                                                          previously
                                                            As                             reported
                                                        previously           As             in the           As
                                                         reported         restated        Form 10-Q       restated
                                                       -------------    -------------   -------------  --------------

Real estate properties with operating leases, net      $ 13,541,050     $ 17,314,403    $  13,622,504   $  17,424,556
Investment in joint ventures                              6,559,570        4,854,653        6,616,969       4,899,183
Cash and cash equivalents                                 2,067,669        2,074,157        1,503,707       1,509,370
Accounts payable and accrued expenses                        37,100           37,587           10,527          10,643
Due to related parties                                       32,272           32,498           12,465          12,465
Minority interests                                          406,933        2,481,144          408,348       2,498,161


                 Restatements on Condensed Statements of Income

                                                                            For the quarter
                                                                         ended March 31, 2004
                                                                           As
                                                                       previously          As
                                                                        reported        restated
                                                                      -------------   ------------

               Rental income from operating leases                     $   416,909    $   541,046
               Contingent rental income                                      1,507          1,956

               Expenses:
                   General operating and administrative                     83,967         84,516
                   Depreciation and amortization                            81,895        110,593

               Minority interests                                           (9,254)       (61,500)

               Equity in earnings of unconsolidated joint ventures         144,289        101,196

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003

2.       Basis of Presentation - Continued

                                                                            For the quarter
                                                                         ended March 31, 2003
                                                                           As
                                                                       previously
                                                                        reported
                                                                         in the            As
                                                                       Form 10-Q        restated
                                                                      -------------   ------------

               Rental income from operating leases                    $    416,909    $   541,044
               Contingent rental income                                     22,953         26,249

               Expenses:
                   Property related                                         10,743         11,490
                   Depreciation and amortization                            81,453        110,151

               Minority interests                                           (9,305)       (63,001)

               Equity in earnings of unconsolidated joint ventures         149,810        105,520

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

                                                                 Quarter Ended
                                                                   March 31,
                                                         2004                     2003
                                                  ------------------      -----------------

              Rental revenues                        $       14,174          $      13,174
              Other income                                    7,500                     --
              Expenses                                       (3,673)               (11,380)
                                                  ------------------      -----------------
              Income from discontinued
                  operations                         $       18,001          $       1,794
                                                  ==================      =================

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

                                                                     2004                 2003
                                                                ---------------     ---------------

           Carrols Corp. and Texas Taco Cabana, LP
               (under common control of Carrols Corp.)            $    199,675       $     225,681
           Burger King Corporation and BK Acquisition, Inc.
               (under common control of Burger King
               Corporation)                                            161,185             164,800
           Golden Corral Corporation                                   126,338             124,502


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

                                                                   2004               2003
                                                              ---------------    --------------

              Burger King                                      $     292,710      $    324,779
              Golden Corral Buffet and Grill                         126,338           124,502
              Taco Cabana                                             90,312            90,312

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

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the Partnership's previous financial statements as of March 31, 2004 and March 31, 2003 as described in Note 1 to the Partnership's condensed financial statements. The restatement was necessary to consolidate an additional joint venture, CNL Restaurant Investments II, previously accounted for under the equity method that is required to be consolidated under FIN 46R. The restatement had no effect on previously reported net income or partners' capital.

Capital Resources

         Net cash provided by operating activities was $726,623 and $743,302 for the quarters ended March 31, 2004 and 2003, respectively. Other sources and uses of cash included the following during the quarter ended March 31, 2004.

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

         At March 31, 2004, the Partnership had $2,074,157 in cash and cash equivalents, as compared to $1,509,370 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at March 31, 2004 was primarily a result of the Partnership holding sales proceeds and the balloon payment relating to the mortgage note receivable that was prepaid in January. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2004, a portion of the remaining sales proceeds from prior years, the Partnership declared distributions to limited partners of $787,501 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $0.23 per unit for each of the quarters ended March 31, 2004 and 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $955,657 at March 31, 2004, as compared to $898,778 at December 31, 2003. The increase in total liabilities was partially due to an increase in amounts due to related parties and an increase in accounts payable and accrued expenses. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

Results of Operations

         Rental revenues from continuing operations were $593,049 during the quarter ended March 31, 2004, as compared to $595,018 during the same period of 2003. Rental revenues from continuing operations remained constant because the changes in the Property portfolio related to the Properties that were accounted for as discontinued operations.

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

         The Partnership earned $1,956 in contingent rental income during the quarter ended March 31, 2004, as compared to $26,249 during the same period of 2003. The decrease in contingent rental income during 2004 was due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rental income. The Partnership earned $6,644 in interest and other income during the quarter ended March 31, 2004, as compared to $10,375 during the same period of 2003.

         The Partnership earned $101,196 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $150,520 during the same period of 2003. These amounts remained constant, because there were no changes in the Property portfolio owned by the joint ventures and the tenancies in common.

         During the quarter ended March 31, 2004, three of the Partnership's lessees (or group of affiliated lessees), (i) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as Carrols Corp.), (ii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) and (iii) Golden Corral Corporation, each contributed more than ten percent of total rental revenues and mortgage interest income (including total rental revenues from the consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). It is anticipated that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the total rental revenues in 2004. In addition, three restaurant chains, Burger King, Golden Corral Buffet and Grill, and Taco Cabana, each accounted for more than ten percent of total rental revenues and mortgage interest during 2003 (including total rental revenues from the consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). It is anticipated that these three restaurant chains will each continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of its leases in 2004. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $276,582 during the quarter ended March 31, 2004, as compared to $251,248 during the same period of 2003. During the quarters ended March 31, 2004 and 2003, the Partnership incurred certain property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the Property in North Baltimore, Ohio. The tenant of this Property terminated the lease in 2002, as described above. The Partnership will continue to incur these expenses relating to this Property until the Partnership is able to re-lease the Property. The increase in operating expenses was also partially due to the Partnership incurring additional general operating and administrative expenses, including legal fees. The increase was partially offset by a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business.

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

         This Form 10-Q/A includes a restatement of previously issued financial statements for the three months ended March 31, 2004 and 2003 to consolidate an additional joint venture, CNL Restaurant Investments II, previously accounted for on the equity method. These restatements had no effect on partners' capital or net income.


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


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officer of the corporate general partner has evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures are effective.

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

                31.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of December 2004.


                               CNL INCOME FUND IX, LTD.

                               By:   CNL REALTY CORPORATION
                                     General Partner


                                     By:   /s/ Robert A. Bourne
                                          --------------------------------------
                                           ROBERT A. BOURNE
                                           President and Chief Executive Officer

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

                31.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.1 Certification of Chief Executive Officer and Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 32.1