Form 10-Q/A
period 2004-06-30
CNL INCOME FUND IX LTD
filed 2004-12-09
CIK 863779

FORM 10-Q/A

                          Amendment No. 1 to Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund IX, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                      59-3004138
--------------------------------              ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


        450 South Orange Avenue
           Orlando, Florida                                 32801
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

         This amendment on Form 10-Q/A to Form 10-Q of CNL Income Fund IX, Ltd. (the "Partnership"), for the quarter ended June 30, 2004 incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This restatement includes changes to
Part I Items, Item 1 and Item 2. See Note 1 to our Condensed Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on August 12, 2004.

         This Form 10-Q/A also includes restatements of previously reported historical financial data and related descriptions for the quarter ended June 30, 2004. During the quarter ended September 30, 2004 the Partnership reassessed the manner in which it had implemented FASB Interpretation No. 46R during the quarter ended March 31, 2004 and determined that one additional joint venture, CNL Restaurant Investments II, should have been consolidated. The financial statements have been restated for all periods presented to consolidate this joint venture. The restatement had no effect on previously reported net income or partners' capital.

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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  2004                   2003
                                                                             (as restated)          (as restated)
                                                                           -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                       $       17,204,251     $       17,424,556
   Net investment in direct financing leases                                        1,837,307              1,874,555
   Real estate held for sale                                                               --                999,822
   Investment in joint ventures                                                     4,853,661              4,899,183
   Mortgage notes receivable                                                          260,369                442,550
   Cash and cash equivalents                                                        2,543,370              1,509,370
   Receivables                                                                             --                 36,055
   Accrued rental income                                                              443,050                464,175
   Other assets                                                                        31,758                 29,784
                                                                           -------------------    -------------------

                                                                           $       27,173,766     $       27,680,050
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                   $           24,280     $           10,643
   Real estate taxes payable                                                           13,312                  8,231
   Distributions payable                                                              787,501                787,501
   Due to related parties                                                              24,335                 12,465
   Rents paid in advance and deposits                                                  81,621                 79,938
                                                                           -------------------    -------------------
       Total liabilities                                                              931,049                898,778

   Minority interests                                                               2,464,162              2,498,161

   Partners' capital                                                               23,778,555             24,283,111
                                                                           -------------------    -------------------

                                                                           $       27,173,766     $       27,680,050
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                   Six Months Ended
                                                               June 30,                          June 30,
                                                        2004              2003            2004            2003
                                                        (as               (as             (as             (as
                                                      restated)         restated)       restated)       restated)
                                                    -------------     --------------  --------------  -------------
Revenues:
    Rental income from operating leases             $    538,488      $     541,041   $   1,079,534   $  1,082,085
    Earned income from direct financing leases            51,472             53,504         103,475        107,478
    Contingent rental income                                  --                 --           1,956         26,249
    Interest and other income                              9,493             10,773          16,137         21,148
                                                    -------------     --------------  --------------  -------------
                                                         599,453            605,318       1,201,102      1,236,960
                                                    -------------     --------------  --------------  -------------

Expenses:
    General operating and administrative                  55,747             61,792         140,263        134,703
    Property related                                      51,696              8,693          91,545         20,183
    State and other taxes                                    400              4,881          41,024         61,577
    Depreciation and amortization                        110,593            110,151         221,186        220,302
                                                    -------------     --------------  --------------  -------------
                                                         218,436            185,517         494,018        436,765
                                                    -------------     --------------  --------------  -------------

Income before minority interests and equity in
    earnings of unconsolidated
    joint ventures                                       381,017            419,801         707,084           800,195

Minority interests                                       (61,608)           (61,116)       (123,108)         (124,117)

Equity in earnings of unconsolidated
    joint ventures                                       119,203            117,565         220,399           223,085
                                                    -------------     --------------  --------------  ----------------

Income from continuing operations                        438,612            476,250         804,375           899,163
                                                    -------------     --------------  --------------  ----------------

Discontinued operations:
    Income from discontinued operations                    6,527              2,936          24,528             4,730
    Gain on disposal of discontinued operations          229,449                 --         241,543               288
                                                    -------------     --------------  --------------  ----------------
                                                         235,976              2,936         266,071             5,018
                                                    -------------     --------------  --------------  ----------------

Net income                                          $    674,588      $     479,186   $   1,070,446   $       904,181
                                                    =============     ==============  ==============  ================

Income per limited partner unit:
    Continuing operations                           $       0.13      $        0.14   $        0.23   $          0.26
    Discontinued operations                                 0.06                 --            0.08                --
                                                    -------------     --------------  --------------  ----------------
                                                    $       0.19      $        0.14   $        0.31   $          0.26
                                                    =============     ==============  ==============  ================

Weighted average number of limited partner
    units outstanding                                  3,500,000          3,500,000       3,500,000         3,500,000
                                                    =============     ==============  ==============  ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                         Six Months Ended          Year Ended
                                                                             June 30,             December 31,
                                                                               2004                   2003
                                                                        --------------------    ------------------
General partners:
    Beginning balance                                                   $           238,417     $         238,417
    Net income                                                                           --                     --
                                                                        --------------------    ------------------
                                                                                    238,417               238,417
                                                                        --------------------    ------------------
Limited partners:
    Beginning balance                                                            24,044,694            25,332,203
    Net income                                                                    1,070,446             1,862,495
    Distributions ($0.45 and $0.90 per limited partner
    unit, respectively)                                                          (1,575,002)           (3,150,004)
                                                                        --------------------    ------------------
                                                                                 23,540,138            24,044,694
                                                                        --------------------    ------------------

Total partners' capital                                                 $        23,778,555     $      24,283,111
                                                                        ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2004               2003
                                                                              (as restated)       (as restated)
                                                                              ---------------    ----------------

  Net cash provided by operating activities                                   $    1,345,503     $     1,395,710
                                                                              ---------------    ----------------

  Cash flows from investing activities:
      Proceeds from sale of assets                                                 1,238,536             286,544
      Collections on mortgage notes receivable                                       182,068              11,332
                                                                              ---------------    ----------------
         Net cash provided by investing activities                                 1,420,604             297,876
                                                                              ---------------    ----------------

  Cash flows from financing activities:
      Distributions to limited partners                                           (1,575,002)         (1,575,002)
      Distributions to holders of minority interests                                (157,105)           (158,706)
                                                                              ---------------    ----------------
         Net cash used in financing activities                                    (1,732,107)         (1,733,708)
                                                                              ---------------    ----------------

  Net increase (decrease) in cash and cash equivalents                             1,034,000             (40,122)

  Cash and cash equivalents at beginning of period                                 1,509,370           1,917,240
                                                                              ---------------    ----------------

  Cash and cash equivalents at end of period                                  $    2,543,370     $     1,877,118
                                                                              ===============    ================
  Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            period                                                            $      787,501     $       787,501
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

         This Form 10-Q/A includes changes made to the Form 10-Q for the quarter ended June 30, 2004 as filed on August 12, 2004 and it also includes restatements of previously reported financial data and related descriptions for the quarter ended June 30, 2003. The Partnership determined that upon adoption of FIN 46R that one additional joint venture previously accounted for on the equity method should have been consolidated. The restatements had no effect on partners' capital or net income. The following is a summary of the effects of the restatement on the Partnership's previously reported financial statements:

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation - Continued


                    Restatements on Condensed Balance Sheets

                                                               June 30, 2004                 December 31, 2003
                                                       ------------------------------  ------------------------------
                                                                                             As
                                                                                         previously
                                                             As                           reported
                                                         previously          As            in the            As
                                                          reported        restated       Form 10-Q        restated
                                                       -------------    -------------  -------------   --------------

Real estate properties with operating leases, net      $ 13,459,597     $ 17,204,251    $ 13,622,504    $  17,424,556
Investment in joint ventures                              6,545,707        4,853,661       6,616,969        4,899,183
Cash and cash equivalents                                 2,536,882        2,543,370       1,503,707        1,509,370
Accounts payable and accrued expenses                        23,793           24,280          10,527           10,643
Due to related parties                                       24,331           24,335          12,465           12,465
Minority interests                                          405,557        2,464,162         408,348        2,498,161


                 Restatements on Condensed Statements of Income

                                                             For the quarter               For the six months
                                                           ended June 30, 2004             ended June 30, 2004

                                                             As                            As
                                                         previously          As        previously           As
                                                          reported        restated      reported         restated
                                                       -------------    ------------  -------------   --------------

Rental income from operating leases                       $ 414,352       $ 538,488    $   831,261      $ 1,079,534
Contingent rental income                                         --              --          1,507            1,956

Expenses:
    General operating and administrative                     55,861          55,747        139,828          140,263
    State and other taxes                                       300             400         40,924           41,024
    Depreciation and amortization                            81,895         110,593        163,790          221,186

Minority interests                                           (9,300 )       (61,608 )      (18,554 )       (123,108 )

Equity in earnings of unconsolidated joint ventures         162,347         119,203        306,636          220,399


                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation - Continued

                                                             For the quarter               For the six months
                                                           ended June 30, 2003             ended June 30, 2003

                                                            As                              As
                                                        previously                      previously
                                                         reported                        reported
                                                          in the             As           in the            As
                                                        Form 10-Q         restated      Form 10-Q        restated
                                                       -------------    ------------  -------------   --------------

Rental income from operating leases                       $ 416,905       $ 541,041    $   833,814     $  1,082,085
Contingent rental income                                         --              --         22,953           26,249

Expenses:
    Property related                                          7,924           8,693         18,667           20,183
    State and other taxes                                     4,781           4,881         61,477           61,577
    Depreciation and amortization                            81,453         110,151        162,906          220,302

Minority interests                                           (9,292)        (61,116)       (18,597)        (124,117)

Equity in earnings of unconsolidated joint ventures         160,310         117,565        310,120          223,085


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.


3.       Discontinued Operations

         During 2003, CNL Restaurant Investments II, in which the Partnership owns a 45.2% interest and accounts for under the consolidation method, entered into negotiations with a third party to sell the property in San Antonio, Texas. In 2004, the contract was terminated, and as a result, the Partnership reclassified the assets from real estate held for sale to real estate properties with operating leases.

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

                                                       Quarter Ended                 Six Months Ended
                                                          June 30,                       June 30,
                                                    2004           2003            2004            2003
                                                -------------  --------------  --------------  --------------

         Rental revenues                        $      6,770    $     13,070    $     20,944    $     26,244
         Other income                                     --              --           7,500              --
         Expenses                                       (243         (10,134)         (3,916)        (21,514)
                                                -------------  --------------  --------------  --------------
         Income from discontinued
         operations                             $      6,527    $      2,936    $     24,528   $       4,730
                                                =============  ==============  ==============  ==============

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

                                                                     2004                 2003
                                                                ---------------     -----------------

           Carrols Corporation and Texas Taco Cabana, LP
               (under common control of Carrols Corporation)     $     347,109       $       373,115
           Burger King Corporation and BK
               Acquisition, Inc. (under common control
               of Burger King Corporation)                             322,406               326,230
           Golden Corral Corporation                                   252,675               250,839


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

                            CNL INCOME FUND IX, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


5.       Concentration of Credit Risk - Continued

                                                                   2004                2003
                                                              ----------------    ----------------

              Burger King                                     $       590,571      $      621,317
              Golden Corral Buffet and Grill                          252,675             250,839
              Taco Cabana                                             180,624             180,624

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

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the Partnership's previous financial statements as of June 30, 2004 and June 30, 2003 as described in Note 1 to the Partnership's condensed financial statements. The restatement was necessary to consolidate an additional joint venture, CNL Restaurant Investments II, previously accounted for under the equity method that is required to be consolidated under FIN 46R. The restatement had no effect on previously reported net income or partners' capital.

Capital Resources

         Net cash provided by operating activities was $1,345,503 and $1,395,710 for the six months ended June 30, 2004 and 2003, respectively. Other sources and uses of cash included the following during the six months ended June 30, 2004.

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

         At June 30, 2004, we had $2,543,370 in cash and cash equivalents, as compared to $1,509,370 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at June 30, 2004 was primarily a result of holding sales proceeds and the balloon payment relating to the mortgage note receivable that was prepaid in January. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet our working capital needs.

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

         Total liabilities, including distributions payable, were $931,049 at June 30, 2004, as compared to $898,778 at December 31, 2003. The increase in total liabilities was partially due to an increase in amounts due to related parties and an increase in accounts payable and accrued expenses. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,183,009 during the six months ended June 30, 2004, as compared to $1,189,563 during the same period of 2003, $589,960 and $594,545 of which were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the Property portfolio related to the Properties accounted for as discontinued operations.

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

         We earned $1,956 in contingent rental income during the six months ended June 30, 2004, as compared to $26,249 during the same period of 2003. The decrease in contingent rental income during 2004 was due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rental income. We earned $16,137 in interest and other income during the six months ended June 30, 2004, as compared to $21,148 during the same period of 2003, $9,493 and $10,773 of which were earned during the second quarters of 2004 and 2003, respectively.

         We earned $220,399 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $223,085 during the same period of 2003, $119,203 and $117,565 of which were earned during the second quarters of 2004 and 2003, respectively. These amounts remained relatively constant because the Property portfolio owned by the joint ventures and the tenancies in common did not change.

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

         Operating expenses, including depreciation and amortization expense, were $494,018 during the six months ended June 30, 2004, as compared to $436,765 during the same period of 2003, $218,436 and $185,517 of which were incurred during the second quarters of 2004 and 2003, respectively. The increase in operating expenses was partially caused by an increase in property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the Property in North Baltimore, Ohio. The tenant of this Property terminated the lease in 2002, as described above. We will continue to incur these expenses relating to this Property until we are able to re-lease the Property. The increase in operating expenses was also partially due to us incurring additional general operating and administrative expenses, including legal fees. The increase was partially offset by a decrease in the amount of state tax expense relating to several states in which we conduct business.

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

         This Form 10-Q/A includes a restatement of previously issued financial statements for the six months ended June 30, 2004 and 2003 to consolidate an additional joint venture, CNL Restaurant Investments II, previously accounted for on the equity method. These restatements had no effect on partners' capital or net income.

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


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officer of the corporate general partner has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures are effective.

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

         DATED this 8th day of December 2004.


                               CNL INCOME FUND IX, LTD.

                               By:   CNL REALTY CORPORATION
                                     General Partner


                                     By:  /s/ Robert A. Bourne
                                         ---------------------------------------
                                          ROBERT A. BOURNE
                                          President and Chief Executive Officer

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